Form 10-Q
period 2021-06-30
BROWN & BROWN, INC.
filed 2021-07-27
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 26, 2021 was 281,607,111.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report , including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of COVID-19 on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of COVID-19 (including through any new variant strains of the underlying virus), the effectiveness of and accessibility to vaccines, the pace and rate at which vaccines are administered, actions taken by governmental authorities in response to COVID-19, and the direct and indirect impact of COVID-19 on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•

The severity and duration of COVID-19 (including through any new variant strains of the underlying virus), the effectiveness of and accessibility to vaccines, the pace and rate at which vaccines are administered, and the resulting impact on the U.S. economy, the global economy, and the Company’s business, liquidity, customers, insurance carriers and third parties;

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
REVENUES
Commissions and fees	$725,919	$598,157	$1,539,956	$1,294,660
Investment income	229	333	479	1,495
Other income, net	1,204	316	2,193	1,147
Total revenues	727,352	598,806	1,542,628	1,297,302
EXPENSES
Employee compensation and benefits	395,611	346,515	825,111	696,139
Other operating expenses	96,255	75,568	190,619	182,700
(Gain)/loss on disposal	(3,851)	(31)	(4,044)	(291)
Amortization	29,546	26,741	59,039	53,132
Depreciation	8,801	6,168	16,257	12,189
Interest	16,285	13,809	32,626	29,100
Change in estimated acquisition earn-out payables	(1,604)	635	(2,495)	(10,322)
Total expenses	541,043	469,405	1,117,113	962,647
Income before income taxes	186,309	129,401	425,515	334,655
Income taxes	47,019	32,617	86,482	85,471
Net income	$139,290	$96,784	$339,033	$249,184
Net income per share:
Basic	$0.49	$0.34	$1.20	$0.88
Diluted	$0.49	$0.34	$1.20	$0.88
Dividends declared per share	$0.093	$0.085	$0.185	$0.170

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$139,290	$96,784	$339,033	$249,184
Foreign currency translation	1,471	—	(3,782)	—
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(30)	—	233	—
Comprehensive income	$140,731	$96,784	$335,484	$249,184

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$850,230	$817,398
Restricted cash	500,790	454,517
Short-term investments	13,080	18,332
Premiums, commissions and fees receivable	1,259,483	1,099,248
Reinsurance recoverable	42,414	43,469
Prepaid reinsurance premiums	368,711	377,615
Other current assets	157,134	147,670
Total current assets	3,191,842	2,958,249
Fixed assets, net	209,279	201,115
Operating lease assets	179,502	186,998
Goodwill	4,513,970	4,395,918
Amortizable intangible assets, net	1,044,999	1,049,660
Investments	32,622	24,971
Other assets	185,681	149,581
Total assets	$9,357,895	$8,966,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,394,374	$1,198,529
Losses and loss adjustment reserve	42,414	43,469
Unearned premiums	368,711	377,615
Premium deposits and credits due customers	107,872	102,505
Accounts payable	222,186	190,497
Accrued expenses and other liabilities	365,365	371,737
Current portion of long-term debt	300,000	70,000
Total current liabilities	2,800,922	2,354,352
Long-term debt less unamortized discount and debt issuance costs	1,762,294	2,025,906
Operating lease liabilities	164,081	172,935
Deferred income taxes, net	371,054	344,222
Other liabilities	313,542	314,854
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 300,096 shares and outstanding 281,621 shares at 2021, issued 299,689 shares and outstanding 283,004 shares at 2020	30,010	29,969
Additional paid-in capital	784,620	794,909
Treasury stock, at cost at 18,475 shares at 2021, 16,685 shares at 2020, respectively	(672,763)	(591,338)
Accumulated other comprehensive loss	(3,549)	—
Retained earnings	3,807,684	3,520,683
Total shareholders’ equity	3,946,002	3,754,223
Total liabilities and shareholders’ equity	$9,357,895	$8,966,492

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2020	283,004	$29,969	$794,909	$(591,338)	$—	$3,520,683	$3,754,223
Net income						199,744	199,744
Net unrealized holding (loss) gain on available-for- sale securities			(508)		263		(245)
Foreign currency translation					(5,253)	122	(5,131)
Shares issued - employee stock compensation plans
Employee stock purchase plan			3,032				3,032
Stock incentive plans	1,400	140	15,506				15,646
Agency acquisition	107	11	4,881				4,892
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(973)	(98)	(44,954)				(45,052)
Purchase of treasury stock	(1,558)			(70,020)			(70,020)
Cash dividends paid ($0.093 per share)						(26,092)	(26,092)
Balance at March 31, 2021	281,980	$30,022	$772,866	$(661,358)	$(4,990)	$3,694,457	$3,830,997
Net income						139,290	139,290
Net unrealized holding (loss) gain on available-for- sale securities					(30)		(30)
Foreign currency translation					1,471		1,471
Shares issued - employee stock compensation plans
Employee stock purchase plan			1,988				1,988
Stock incentive plans	(83)	(8)	12,067				12,059
Agency acquisition
Directors	17	2	897				899
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(61)	(6)	(3,198)				(3,204)
Purchase of treasury stock	(232)			(11,405)			(11,405)
Cash dividends paid ($0.093 per share)						(26,063)	(26,063)
Balance at June 30, 2021	281,621	$30,010	$784,620	$(672,763)	$(3,549)	$3,807,684	$3,946,002

Balance at December 31, 2019	281,655	$29,711	$716,049	$(536,243)	$—	$3,140,762	$3,350,279
Net income						152,400	152,400
Net unrealized holding (loss) gain on available-for- sale securities			194			99	293
Shares issued - employee stock compensation plans
Employee stock purchase plan			2,191				2,191
Stock incentive plans	1,828	182	(173)				9
Purchase of treasury stock	(42)			(1,429)			(1,429)
Cash dividends paid ($0.085 per share)						(23,902)	(23,902)
Balance at March 31, 2020	283,441	$29,893	$718,261	$(537,672)	$—	$3,269,359	$3,479,841
Net income						96,784	96,784
Net unrealized holding (loss) gain on available-for- sale securities			384			(69)	315
Shares issued - employee stock compensation plans
Employee stock purchase plan			1,349				1,349
Stock incentive plans	(73)	(7)	18,733				18,726
Agency acquisition	274	27	9,973				10,000
Directors	16	2	585				587
Cash dividends paid ($0.085 per share)						(24,084)	(24,084)
Balance at June 30, 2020	283,658	$29,915	$749,285	$(537,672)	$—	$3,341,990	$3,583,518

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$339,033	$249,184
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	59,039	53,132
Depreciation	16,257	12,189
Non-cash stock-based compensation	32,723	30,087
Change in estimated acquisition earn-out payables	(2,495)	(10,322)
Deferred income taxes	21,933	(4,766)
Amortization of debt discount and disposal of deferred financing costs	144	1,066
Amortization (accretion) of discounts and premiums, investment	1,316	14
Net (gain)/loss on sales of investments, fixed assets and customer accounts	(2,859)	86
Payments on acquisition earn-outs in excess of original estimated payables	(5,747)	(576)
Effect of changes in foreign exchange rate changes	577	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(120,854)	(130,110)
Reinsurance recoverables (increase) decrease	1,055	13,295
Prepaid reinsurance premiums (increase) decrease	8,904	9,201
Other assets (increase) decrease	(35,578)	(2,691)
Premiums payable to insurance companies increase (decrease)	141,074	177,685
Premium deposits and credits due customers increase (decrease)	5,265	(12,103)
Losses and loss adjustment reserve increase (decrease)	(1,055)	(13,295)
Unearned premiums increase (decrease)	(8,904)	(9,201)
Accounts payable increase (decrease)	65,212	101,124
Accrued expenses and other liabilities increase (decrease)	(21,295)	(47,742)
Other liabilities increase (decrease)	(27,478)	442
Net cash provided by operating activities	466,267	416,699
Cash flows from investing activities:
Additions to fixed assets	(25,142)	(35,938)
Payments for businesses acquired, net of cash acquired	(116,618)	(291,424)
Proceeds from sales of fixed assets and customer accounts	8,298	295
Purchases of investments	(9,754)	(3,031)
Proceeds from sales of investments	6,910	3,669
Net cash used in investing activities	(136,306)	(326,429)
Cash flows from financing activities:
Payments on acquisition earn-outs	(34,202)	(6,902)
Payments on long-term debt	(35,000)	(27,500)
Borrowings on revolving credit facility	—	250,000
Payments on revolving credit facilities	—	(150,000)
Issuances of common stock for employee stock benefit plans	903	587
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(48,256)	(7,811)
Purchase of treasury stock	(81,425)	(1,429)
Cash dividends paid	(52,155)	(47,986)
Net cash (used in) provided by financing activities	(250,135)	8,959
Effect of foreign exchange rate cash changes	(721)	—
Net increase in cash and cash equivalents inclusive of restricted cash	79,105	99,229
Cash and cash equivalents inclusive of restricted cash at beginning of period	1,271,915	962,975
Cash and cash equivalents inclusive of restricted cash at end of period	$1,351,020	$1,062,204

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have evaluated our contracts and the available expedients provided by the new standard and can assert there is no impact to any carrying value of assets or liabilities as our floating-rate debt instruments that are indexed to LIBOR are carried at amortized cost.

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$263,474	$125,310	$84,027	$—	$1	$472,812
Fees (2)	110,348	41,221	17,574	44,887	(500)	213,530
Incentive commissions (3)	15,412	210	451	—	—	16,073
Profit-sharing contingent commissions (4)	8,408	9,017	2,169	—	—	19,594
Guaranteed supplemental commissions (5)	3,315	373	222	—	—	3,910
Investment income (6)	17	134	44	—	34	229
Other income, net (7)	125	9	104	—	966	1,204
Total Revenues	$401,099	$176,274	$104,591	$44,887	$501	$727,352

	Six months ended June 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$620,932	$236,055	$155,371	$—	$9	$1,012,367
Fees (2)	197,399	75,550	33,636	91,858	(925)	397,518
Incentive commissions (3)	72,760	998	1,601	—	—	75,359
Profit-sharing contingent commissions (4)	24,143	17,333	4,068	—	—	45,544
Guaranteed supplemental commissions (5)	7,930	767	471	—	—	9,168
Investment income (6)	35	286	85	3	70	479
Other income, net (7)	815	178	234	—	966	2,193
Total Revenues	$924,014	$331,167	$195,466	$91,861	$120	$1,542,628

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

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2021 and December 31, 2020 were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Contract assets	$365,084	$308,755
Contract liabilities	$82,447	$80,997

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in premiums, commissions and fee receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2020 is due to normal seasonality and growth in our business. A significant portion of our business includes policies that renew in the first six months of the year, marking the satisfaction of the contractual performance obligation of arranging insurance coverage for our customers and therefore the recognition of revenue, but for which payment is received in installments in one or more subsequent quarters.

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

As of June 30, 2021, deferred revenue consisted of $54.2 million as current portion to be recognized within one year and $28.2 million in long term to be recognized beyond one year. As of December 31, 2020, deferred revenue consisted of $54.0 million as current portion to be recognized within one year and $27.0 million in long-term deferred revenue to be recognized beyond one year.

During the six months ended June 30, 2021, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $19.6 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions. During the six months ended June 30, 2020, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $10.5 million, consisting of $17.6 million of additional variable consideration received on our incentive and profit-sharing contingent commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units were expected to be impacted by the COVID-19 pandemic (“COVID-19”).

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $49.6 million and $42.2 million as of June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021, the Company deferred $9.1 million of incremental cost to obtain customer contracts. The Company recorded an expense of $1.7 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2021.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of June 30, 2021 was $68.2 million, which is inclusive of deferrals from businesses acquired in the current year. The cost to fulfill balance as of December 31, 2020 was $77.8 million. For the six months ended June 30, 2021, the Company had net expense of $12.2 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

NOTE 4 Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the issuance of all potentially issuable common shares. The dilutive effect of potentially issuable common shares is computed by application of the treasury-stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$139,290	$96,784	$339,033	$249,184
Net income attributable to unvested awarded performance stock	(3,010)	(3,580)	(7,876)	(8,855)
Net income attributable to common shares	$136,280	$93,204	$331,157	$240,329
Weighted average number of common shares outstanding – basic	281,784	283,591	282,200	282,994
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(6,090)	(10,491)	(6,556)	(10,056)
Weighted average number of common shares outstanding for basic net income per common share	275,694	273,100	275,644	272,938
Dilutive effect of potentially issuable common shares	1,183	1,262	1,270	1,581
Weighted average number of shares outstanding – diluted	276,877	274,362	276,914	274,519
Net income per share:
Basic	$0.49	$0.34	$1.20	$0.88
Diluted	$0.49	$0.34	$1.20	$0.88

NOTE 5 Business Combinations

During the six months ended June 30, 2021, Brown & Brown acquired all of the share capital of one insurance intermediary, assets and assumed certain liabilities of two insurance intermediaries, and one book of business (customer accounts) for a total of four acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2021, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $1.8 million. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2021 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. Cash paid for four acquisitions was $162.8 million during the six months ended June 30, 2021. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
O'Leary Insurances (O'Leary)	Retail	January 1, 2021	$117,408	$4,892	$—	$15,348	$137,648	$30,575
Piper Jordan LLC (Piper)	Retail	May 1, 2021	43,428	—	1,397	9,854	54,679	15,000
Other	Various	Various	1,916	—	486	(117)	2,285	750
Total			$162,752	$4,892	$1,883	$25,085	$194,612	$46,325

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	O'Leary	Piper	Other	Total
Cash	$45,441	$—	$693	$46,134
Other current assets	43,683	2,047	4,643	50,373
Fixed assets	546	9	3	558
Goodwill	84,318	40,369	(2,859)	121,828
Purchased customer accounts	40,459	12,233	2,202	54,894
Non-compete agreements	819	21	55	895
Other assets	135	—	259	394
Total assets acquired	215,401	54,679	4,996	275,076
Other current liabilities	(72,683)	—	(2,711)	(75,394)
Deferred income tax, net	(5,057)	—	—	(5,057)
Other liabilities	(13)	—	—	(13)
Total liabilities assumed	(77,753)	—	(2,711)	(80,464)
Net assets acquired	$137,648	$54,679	$2,285	$194,612

The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $121.8 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage Segments in the amounts of $122.6 million, ($1.3) million, and $0.6 million, respectively. Of the total goodwill of $121.8 million, the amount currently deductible for income tax purposes is $96.7 million and the remaining $25.1 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2021, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2021, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2021, was $17.5 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2021, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2021, was a loss of $0.1 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Total revenues	$728,163	$609,781	$1,546,249	$1,318,896
Income before income taxes	$186,582	$131,738	$426,711	$339,204
Net income	$139,494	$98,532	$339,986	$252,571
Net income per share:
Basic	$0.50	$0.35	$1.20	$0.89
Diluted	$0.49	$0.35	$1.20	$0.89
Weighted average number of shares outstanding:
Basic	275,694	273,100	275,644	272,938
Diluted	276,877	274,362	276,914	274,519

As of June 30, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the six months ended June 30, 2021 and 2020, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance as of the beginning of the period	$257,566	$157,720	$258,943	$161,513
Additions to estimated acquisition earn-out payables	10,097	60,776	25,085	74,754
Payments for estimated acquisition earn-out payables	(24,475)	(664)	(39,949)	(7,478)
Subtotal	243,188	217,832	244,079	228,789
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(3,326)	(1,308)	(6,040)	(13,949)
Interest expense accretion	1,722	1,943	3,545	3,627
Net change in earnings from estimated acquisition earn-out payables	(1,604)	635	(2,495)	(10,322)
Foreign currency translation adjustments during the year	432	—	432	—
Balance as of June 30,	$242,016	$218,467	$242,016	$218,467

Of the $242.0 million estimated acquisition earn-out payables as of June 30, 2021, $88.8 million was recorded as accounts payable and $153.2 million was recorded as other non-current liabilities. As of June 30, 2021, the maximum future acquisition contingency payments related to all acquisitions was $543.2 million, inclusive of the $242.0 million estimated acquisition earn-out payables as of June 30, 2021. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2020 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2021 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2020	$2,650,470	$1,091,122	$483,057	$171,269	$4,395,918
Goodwill of acquired businesses	122,612	(1,337)	553	—	121,828
Goodwill disposed of relating to sales of businesses	(3,050)	—	—	—	(3,050)
Foreign currency translation adjustments during the year	(2,421)	1,695	—	—	(726)
Balance as of June 30, 2021	$2,767,611	$1,091,480	$483,610	$171,269	$4,513,970

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021				December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,218,554	$(1,176,833)	$1,041,721	15.0	$2,164,968	$(1,118,316)	$1,046,652	15.0
Non-compete agreements	35,964	(32,686)	3,278	4.4	35,093	(32,085)	3,008	4.6
Total	$2,254,518	$(1,209,519)	$1,044,999		$2,200,061	$(1,150,401)	$1,049,660

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is estimated to be $117.5 million, $113.3 million, $106.3 million, $102.1 million, and $99.7 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$270,000	$40,000
Current portion of 5-year term loan facility expires 2023	30,000	30,000
Total current portion of long-term debt	300,000	70,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,495	$499,416
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,569	349,540
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699,288	699,252
Total notes	1,548,352	1,548,208
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	—	250,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	225,000	240,000
Total credit agreements	225,000	490,000
Debt issuance costs (contra)	(11,058)	(12,302)
Total long-term debt less unamortized discount and debt issuance costs	1,762,294	2,025,906
Current portion of long-term debt	300,000	70,000
Total debt	$2,062,294	$2,095,906

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of June 30, 2021, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $270.0 million and no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $290.0 million with no borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of June 30, 2021 and December 31, 2020, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of June 30, 2021, there was an outstanding debt balance issued under the Term Loan of $255.0 million. As of December 31, 2020, there was an outstanding debt balance issued under the Term Loan of $270.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of June 30, 2021 and December 31, 2020, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of June 30, 2021 there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and the Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2021 and December 31, 2020.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and the Term Loan Credit Agreement as of June 30, 2021 were each 0.125%.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		June 30, 2021	December 31, 2020
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$179,502	$186,998
Total assets		179,502	186,998
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,882	43,542
Non-current operating lease liabilities	Operating lease liabilities	164,081	172,935
Total liabilities		$207,963	$216,477

As of June 30, 2021, the Company has entered into future lease agreements expected to commence later in 2021 and 2022 consisting of undiscounted lease liabilities of $0.9 million and $8.8 million, respectively.

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

The components of lease cost for operating leases for the three and six months ended June 30, 2021 and 2020 were:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Operating leases:
Lease cost	$13,349	$13,383	$26,608	$26,351
Variable lease cost	1,093	846	2,097	1,691
Short-term lease cost	348	110	537	238
Operating lease cost	$14,790	$14,339	$29,242	$28,280
Sublease income	(392)	(540)	(743)	(808)
Total lease cost net	$14,398	$13,799	$28,499	$27,472

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2021 were:

Weighted-average remaining lease term	5.97
Weighted-average discount rate	3.12

Maturities of the operating lease liabilities by fiscal year at June 30, 2021 for the Company's operating leases are as follows:

(in thousands)	Operating leases
2021 (Remainder)	$24,253
2022	48,621
2023	41,334
2024	33,322
2025	24,995
Thereafter	53,631
Total undiscounted lease payments	226,156
Less: Imputed interest	18,193
Present value of lease payments	$207,963

Supplemental cash flow information for operating leases for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$14,025	$13,773	$27,844	$26,774
Right-of-use assets obtained in exchange for new operating liabilities	$14,746	$3,023	$19,978	$22,181

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During the first six months of 2021, there were no additional deferrals under the CARES Act. The cumulative deferred employer payroll taxes as of December 31, 2020 will be paid in two equal installments by December 31, 2021 and 2022, respectively, as permitted under the CARES Act.

During the second quarter of 2021, the Company received an $8.1 million reimbursement for capitalizable costs of public infrastructure improvements related to the construction of the Company’s headquarters in accordance with an economic development grant agreement between the Company and the City of Daytona Beach and Volusia County. The reimbursement has been reflected as a reduction to the additions to fixed asset line item on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021.

Cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Cash paid during the period for:
Interest	$30,832	$28,164
Income taxes, net of refunds	$74,833	$12,575

Significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Other payable issued for purchased customer accounts	$1,883	$2,165
Estimated acquisition earn-out payables and related charges	$25,085	$74,754
Common stock issued for agency acquisition	$4,892	$—
Notes payable issued or assumed for purchased customer accounts	$1,355	$—

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2021 and 2020.

	Balance as of June 30,
(in thousands)	2021	2020
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$850,230	$623,240
Restricted cash	500,790	438,964
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,351,020	$1,062,204

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

Brown & Brown conducts most of its operations within the United States of America. International operations include, Retail operations in Bermuda, the Cayman Islands and Ireland, a National Programs operation in Canada, and a Wholesale Brokerage operation based in London, England. These operations earned $19.1 million and $9.2 million of total revenues for the three months ended June 30, 2021 and 2020, respectively. These operations earned $36.6 million and $16.1 million of total revenues for the six months ended June 30, 2021 and 2020, respectively. Tangible long-lived assets held outside of the United States as of June 30, 2021 and 2020 were not material.

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

	Three months ended June 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$401,099	$176,274	$104,591	$44,887	$501	$727,352
Investment income	$17	$134	$44	$—	$34	$229
Amortization	$19,002	$6,862	$2,364	$1,318	$—	$29,546
Depreciation	$2,805	$2,364	$680	$364	$2,588	$8,801
Interest expense	$22,604	$2,869	$4,051	$718	$(13,957)	$16,285
Income before income taxes	$70,481	$66,716	$26,392	$7,665	$15,055	$186,309
Total assets	$7,393,285	$3,570,836	$1,844,315	$447,265	$(3,897,806)	$9,357,895
Capital expenditures	$1,371	$3,652	$612	$352	$7,730	$13,717

	Three months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$312,562	$154,667	$88,853	$42,930	$(206)	$598,806
Investment income	$41	$129	$46	$—	$117	$333
Amortization	$16,453	$6,866	$2,032	$1,390	$—	$26,741
Depreciation	$2,147	$2,093	$467	$353	$1,108	$6,168
Interest expense	$21,303	$5,195	$2,594	$1,042	$(16,325)	$13,809
Income before income taxes	$36,829	$48,344	$24,708	$6,436	$13,084	$129,401
Total assets	$6,487,850	$3,398,709	$1,574,931	$464,905	$(3,725,337)	$8,201,058
Capital expenditures	$3,228	$1,532	$555	$206	$13,959	$19,480

	Six months ended June 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$924,014	$331,167	$195,466	$91,861	$120	$1,542,628
Investment income	$35	$286	$85	$3	$70	$479
Amortization	$37,835	$13,737	$4,761	$2,706	$—	$59,039
Depreciation	$5,563	$4,511	$1,324	$745	$4,114	$16,257
Interest expense	$45,224	$6,997	$8,304	$1,539	$(29,438)	$32,626
Income before income taxes	$221,704	$107,864	$45,173	$16,922	$33,852	$425,515
Total assets	$7,393,285	$3,570,836	$1,844,315	$447,265	$(3,897,806)	$9,357,895
Capital expenditures	$3,687	$6,653	$1,101	$509	$13,192	$25,142

	Six months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$760,051	$283,080	$166,551	$87,382	$238	$1,297,302
Investment income	$124	$392	$97	$—	$882	$1,495
Amortization	$32,740	$13,231	$4,381	$2,780	$—	$53,132
Depreciation	$4,183	$3,998	$898	$704	$2,406	$12,189
Interest expense	$43,101	$9,877	$4,305	$2,133	$(30,316)	$29,100
Income before income taxes	$165,491	$77,990	$42,394	$16,516	$32,264	$334,655
Total assets	$6,487,850	$3,398,709	$1,574,931	$464,905	$(3,725,337)	$8,201,058
Capital expenditures	$5,727	$3,045	$1,782	$473	$24,911	$35,938

NOTE 13 Investments

At June 30, 2021, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$31,533	$294	$(149)	$31,678
Corporate debt	8,316	185	(13)	8,488
Total	$39,849	$479	$(162)	$40,166

At June 30, 2021, the Company held $31.7 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $8.5 million issued by corporations with investment grade ratings. Of that total, $7.6 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$15,403	$(149)	$—	$—	$15,403	$(149)
Corporate debt	4,012	(13)	—	—	4,012	(13)
Total	$19,415	$(162)	$—	$—	$19,415	$(162)

At June 30, 2021, the Company had 20 securities in an unrealized loss position. The unrealized losses for the period ended June 30, 2021 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2021.

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

The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2021 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7,474	$7,544
Due after one year through five years	31,375	31,649
Due after five years	1,000	973
Total	$39,849	$40,166

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,214	$11,283
Due after one year through five years	23,348	23,976
Due after five years	1,000	995
Total	$35,562	$36,254

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.4 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $6.9 million in the period of January 1, 2021 to June 30, 2021. These proceeds were principally used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on the sale of securities for the period from January 1, 2021 to June 30, 2021 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At June 30, 2021, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Six months ended June 30,
(in thousands)	Written	Earned
Direct premiums	$349,512	$358,417
Ceded premiums	(349,505)	(358,410)
Net premiums	$7	$7

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.0% expense allowance from January 1, 2021 through June 30, 2021. For the period from January 1, 2021 through June 30, 2021, the Company ceded $348.4 million of written premiums to FEMA, with $1.1 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of June 30, 2021 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $42.4 million and prepaid reinsurance premiums of $368.7 million. There was no change in the net balance in the reserve for losses and loss adjustment expense during the period January 1, 2021 through June 30, 2021, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2021 was $42.4 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $34.1 million at June 30, 2021 and $32.6 million as of December 31, 2020. For the period from January 1, 2021 through June 30, 2021, WNFIC generated statutory net income of $0.5 million. For the period from January 1, 2020 through December 31, 2020, WNFIC generated statutory net income of $0.8 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2020 and the maximum dividend payout that may be made in 2021 without prior approval is $3.3 million.

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

From April 1, 2021 to June 30, 2021, the Company completed share repurchases in the open market of 232,243 shares at a total cost of $11.4 million, at an average price of $49.11 per share.

From January 1, 2021 to March 31, 2021, the Company completed share repurchases in the open market of 1,557,815 shares at a total cost of $70.0 million, at an average price of $44.95 per share.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $324.8 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company issued 106,586 shares at a total value of $4.9 million associated with business combinations.

During the first quarter, the Company paid a dividend of $.0925 per share, which was approved by the Board of Directors on January 22, 2021 and paid on February 17, 2021 for a total of $26.1 million. During the second quarter, the Board of Director’s approved a dividend of $.0925 per share on April 26, 2021 and paid on May 19, 2021 for a total of $26.1 million.

On July 21, 2021 the Board of Directors approved a dividend of $.0925 per share payable on August 18, 2021 to shareholders of record on August 11, 2021.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the two discussions should be read together.

GENERAL

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) remains dynamic with uncertainty around its duration and broader impact. We continue to monitor and assess the situation and will further adapt our business practices over the coming quarters to best serve our customers and protect our employees. While there is optimism resulting from the reopening of the economy and the availability of vaccines, we continue to assess the situation given the risks associated with variant strains of COVID-19.

Company Overview — Second Quarter of 2021

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

Combined, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2021 were substantially flat compared to the second quarter of 2020, increasing by $0.5 million.

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

For the three months ended June 30, 2021, our total commissions and fees growth rate was 21.4%, and our consolidated Organic Revenue growth rate was 14.7%.

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

Income before income taxes for the three months ended June 30, 2021 increased from the second quarter of 2020 by $56.9 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and management of our expense base.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Organic Revenue, Organic Revenue growth, EBITDAC and EBITDAC Margin. EBITDAC is defined as income before interest, income taxes, depreciation, amortization, and the change in estimated acquisition earn-out payables. EBITDAC Margin is defined as EBITDAC divided by total revenues. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a more comparable, but non-GAAP, measurement of revenue growth and operating performance that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that Organic Revenue provides a meaningful representation of our operating performance and view Organic Revenue growth as an important indicator when assessing and evaluating the performance of our four segments. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth. We use Organic Revenue growth in determining incentive cash compensation and as a performance measure in our equity incentive grants for our executive officers and other key employees. We use EBITDAC Margin for incentive cash compensation determinations for our executive officers. We view EBITDAC and EBITDAC Margin as important indicators of operating performance, because they allow us to determine more comparable, but non-GAAP, measurements of our operating margins in a meaningful and consistent manner by removing the significant non-cash items of depreciation, amortization and the change in estimated acquisition earn-out payables, and also interest expense and taxes, which are reflective of investment and financing activities, not operating performance.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2021, we acquired 565 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$702,415	$575,198	22.1%	$1,485,244	$1,243,903	19.4%
Profit-sharing contingent commissions	19,594	18,653	5.0%	45,544	42,595	6.9%
Guaranteed supplemental commissions	3,910	4,306	(9.2)%	9,168	8,162	12.3%
Investment income	229	333	(31.2)%	479	1,495	(68.0)%
Other income, net	1,204	316	NMF	2,193	1,147	91.2%
Total revenues	727,352	598,806	21.5%	1,542,628	1,297,302	18.9%
EXPENSES
Employee compensation and benefits	395,611	346,515	14.2%	825,111	696,139	18.5%
Other operating expenses	96,255	75,568	27.4%	190,619	182,700	4.3%
(Gain)/loss on disposal	(3,851)	(31)	NMF	(4,044)	(291)	NMF
Amortization	29,546	26,741	10.5%	59,039	53,132	11.1%
Depreciation	8,801	6,168	42.7%	16,257	12,189	33.4%
Interest	16,285	13,809	17.9%	32,626	29,100	12.1%
Change in estimated acquisition earn-out payables	(1,604)	635	NMF	(2,495)	(10,322)	(75.8)%
Total expenses	541,043	469,405	15.3%	1,117,113	962,647	16.0%
Income before income taxes	186,309	129,401	44.0%	425,515	334,655	27.2%
Income taxes	47,019	32,617	44.2%	86,482	85,471	1.2%
NET INCOME	$139,290	$96,784	43.9%	$339,033	$249,184	36.1%
Income Before Income Taxes Margin (1)	25.6%	21.6%		27.6%	25.8%
EBITDAC (2)	$239,337	$176,754	35.4%	$530,942	$418,754	26.8%
EBITDAC Margin (2)	32.9%	29.5%		34.4%	32.3%
Organic Revenue growth rate (2)	14.7%	0.5%		12.1%	3.1%
Employee compensation and benefits relative to total revenues	54.4%	57.9%		53.5%	53.7%
Other operating expenses relative to total revenues	13.2%	12.6%		12.4%	14.1%
Capital expenditures	$13,717	$19,480	(29.6)%	$25,142	$35,938	(30.0)%
Total assets at June 30,				$9,357,895	$8,201,058	14.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2021 increased $127.8 million to $725.9 million, or 21.4%, over the same period in 2020. Core commissions and fees revenue for the second quarter of 2021 increased $127.2 million, composed of (i) approximately $84.6 million of net new and renewal business, which reflects an Organic Revenue growth rate of 14.7%; (ii) $43.9 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $0.5 million; and (iv) an offsetting decrease of $1.8 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions and GSCs for the second quarter of 2021 increased by $0.5 million, or 2.4%, compared to the same period in 2020.

For the six months ended June 30, 2021, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $245.3 million to $1.540.0 million, or 18.9%, over the same period in 2020. Core commissions and fees revenue for the six months ended June 30, 2021 increased $241.3 million, composed of: (i) approximately $150.0 million of net new and renewal business, which reflects an Organic Revenue growth rate of 12.1%; (ii) $92.7 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $0.7 million and (iv) an offsetting decrease of $2.1 million related to commissions and fees revenue from businesses divested in the preceding 12 months. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2021 increased by $4.0 million, or 7.8%, compared to the same period in 2020.

Investment Income

Investment income for the three months ended June 30, 2021 decreased $0.1 million, or 31.2%, from the same period in 2020. Investment income for the six months ended June 30, 2021 decreased $1.0 million, or 68.0%, from the same period in 2020. These decreases were primarily driven by lower interest rates as compared to the prior year.

Other Revenues

Other revenue for the three months ended June 30, 2021 was $1.2 million, compared with $0.3 million in the same period in 2020. Other income for the six months ended June 30, 2021 was $2.2 million, compared with $1.1 million in the same period in 2020. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 54.4% for the three months ended June 30, 2021 as compared to 57.9% for the three months ended June 30, 2020, and increased 14.2%, or $49.1 million. This increase included $15.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $33.4 million or 9.7%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in accrued performance bonuses; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in producer compensation associated with revenue growth; and partially offset by (iv) a decrease in non-cash stock-based compensation expense.

Employee compensation and benefits expense as a percentage of total revenues was 53.5% for the six months ended June 30, 2021 as compared to 53.7% for the six months ended June 30, 2020, and increased 18.5%, or $129.0 million. This increase included $37.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $91.2 million or 13.2%. This underlying employee compensation and benefits expense increase was primarily related to: (i) the increase in the value of deferred compensation liabilities, which was offset within other operating expenses, driven by changes in the market prices of our employees' investment elections due to rising asset values for the investments we have made to fund these liabilities; (ii) an increase in staff salaries attributable to salary inflation; (iii) increased producer compensation due to higher revenue; and (iv) higher accrued performance bonuses.

Other Operating Expenses

Other operating expenses represented 13.2% of total revenues for the second quarter of 2021 as compared to 12.6% for the second quarter of 2020. Other operating expenses for the second quarter of 2021 increased $20.7 million, or 27.4%, from the same period of 2020. The net increase included: (i) $10.1 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020; (ii) a smaller credit from the increase in the value of company-owned life insurance policies associated with our deferred compensation plan as compared to the second quarter of 2020; and (iii) increased variable expenses with increased travel and entertainment being the largest driver.  The change in value of company-owned life insurance is largely offset with a corresponding opposite impact on compensation expense.

Other operating expenses represented 12.4% of total revenues for the six months ended June 30, 2021, as compared to 14.1% for the six months ended June 30, 2020. Other operating expenses for the first six months of 2021 increased $7.9 million, or 4.3%, from the same period of 2020. The net increase included: (i) $22.0 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020; partially offset by (ii) lower variable operating expenses, including travel and entertainment and meeting-related expenses, primarily resulting from responses to COVID-19; and (iii) the increase in the value of company-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2021 increased $3.8 million from the second quarter of 2020. Gain on disposal for the six months ended June 30, 2021 increased $3.8 million from the six months ended June 30, 2020. The changes in the (gain)/loss on disposal were due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2021 increased $2.8 million, or 10.5%, compared to the second quarter of 2020. Amortization expense for the six months ended June 30, 2021 increased $5.9 million, or 11.1%, compared to the six months ended June 30, 2020. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the second quarter of 2021 increased $2.6 million, or 42.7%, compared to the second quarter of 2020. Depreciation expense for the six months ended June 30, 2021 increased $4.1 million, or 33.4%, compared to the six months ended June 30, 2020. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, and net additions of fixed assets resulting from businesses acquired in the past 12 months, which were partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the second quarter of 2021 increased $2.5 million, or 17.9%, compared to the second quarter of 2020. Interest expense for the six months ended June 30, 2021 increased $3.5 million, or 12.1%, compared to the first six months of 2020. These increases were due to higher average debt balances from increased borrowings associated with the issuance of bonds in September 2020, partially offset by the decrease in interest rates associated with our floating rate debt balances.

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

As of June 30, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Change in fair value of estimated acquisition earn-out payables	$(3,326)	$(1,308)	$(6,040)	$(13,949)
Interest expense accretion	1,722	1,943	3,545	3,627
Net change in earnings from estimated acquisition earn-out payables	$(1,604)	$635	$(2,495)	$(10,322)

For the three months and six months ended June 30, 2021 and 2020, the fair value of estimated earn-out payables was re-evaluated and decreased by $3.3 million and $6.0 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income, respectively.

As of June 30, 2021, estimated acquisition earn-out payables totaled $242.0 million, of which $88.8 million was recorded as accounts payable and $153.2 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2021 and 2020 was 25.2%. The effective tax rate on income from operations for the six months ended June 30, 2021 and 2020 was 20.3% and 25.5%, respectively. The decrease for the six months ended June 30, 2021 was driven primarily by the tax benefit associated with incremental vesting of restricted stock awards in the first six months of 2021 as compared to the first six months of 2020. In 2016, we began issuing the majority of our restricted stock awards in the first quarter of each year, and the vesting of such awards is generally tied to the fifth anniversary of the date of grant, subject to certain exceptions.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$400,458	$311,971	$176,131	$154,531	$104,443	$88,725	$44,887	$42,930	$725,919	$598,157
Total change	$88,487		$21,600		$15,718		$1,957		$127,762
Total growth %	28.4%		14.0%		17.7%		4.6%		21.4%
Profit-sharing contingent commissions	(8,408)	(6,926)	(9,017)	(9,269)	(2,169)	(2,458)	—	—	(19,594)	(18,653)
GSCs	(3,315)	(3,405)	(373)	(306)	(222)	(595)	—	—	(3,910)	(4,306)
Core commissions and fees	$388,735	$301,640	$166,741	$144,956	$102,052	$85,672	$44,887	$42,930	$702,415	$575,198
Acquisitions	(36,147)	—	(1,996)	—	(5,851)	—	—	—	(43,994)	—
Dispositions	—	(1,846)	—	—	—	—	—	—	—	(1,846)
Foreign currency translation	—	—	—	509	—	—	—	—	—	509
Organic Revenue (2)	$352,588	$299,794	$164,745	$145,465	$96,201	$85,672	$44,887	$42,930	$658,421	$573,861
Organic Revenue growth (2)	$52,794		$19,280		$10,529		$1,957		$84,560
Organic Revenue growth rate (2)	17.6%		13.3%		12.3%		4.6%		14.7%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$311,971	$309,822	$154,531	$131,424	$88,725	$80,923	$42,930	$50,763	$598,157	$572,932
Total change	$2,149		$23,107		$7,802		$(7,833)		$25,225
Total growth %	0.7%		17.6%		9.6%		(15.4)%		4.4%
Profit-sharing contingent commissions	(6,926)	(6,659)	(9,269)	(4,093)	(2,458)	(1,231)	—	—	(18,653)	(11,983)
GSCs	(3,405)	(2,556)	(306)	(9,612)	(595)	(575)	—	—	(4,306)	(12,743)
Core commissions and fees	301,640	300,607	144,956	117,719	85,672	79,117	42,930	50,763	575,198	548,206
Acquisition revenues	$(11,671)	$—	$(9,295)	$—	$(6,477)	$—	$—	$—	$(27,443)	$—
Divested business	—	(3,006)	—	(236)	—	—	—	—	—	(3,242)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Organic Revenue (2)	289,969	297,601	135,661	117,483	79,195	79,117	42,930	50,763	547,755	544,964
Organic Revenue growth (2)	$(7,632)		$18,178		$78		$(7,833)		$2,791
Organic Revenue growth rate (2)	(2.6)%		15.5%		0.1%		(15.4)%		0.5%
(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$922,248	$758,350	$330,703	$282,667	$195,147	$166,261	$91,858	$87,382	$1,539,956	$1,294,660
Total change	$163,898		$48,036		$28,886		$4,476		$245,296
Total growth %	21.6%		17.0%		17.4%		5.1%		18.9%
Profit-sharing contingent commissions	(24,143)	(23,021)	(17,333)	(14,980)	(4,068)	(4,594)	—	—	(45,544)	(42,595)
GSCs	(7,930)	(7,837)	(767)	707	(471)	(1,032)	—	—	(9,168)	(8,162)
Core commissions and fees	890,175	727,492	312,603	268,394	190,608	160,635	91,858	87,382	1,485,244	1,243,903
Acquisitions	$(70,227)	$—	$(8,151)	$—	$(14,320)	$—	$—	$—	$(92,698)	$—
Dispositions	—	(2,058)	—	—	—	—	—	—	—	(2,058)
Foreign currency translation	—	—	—	716	—	—	—	—	—	$716
Organic Revenue (2)	819,948	725,434	304,452	269,110	176,288	160,635	91,858	87,382	1,392,546	1,242,561
Organic Revenue growth (2)	$94,514		$35,342		$15,653		$4,476		$149,985
Organic Revenue growth % (2)	13.0%		13.1%		9.7%		5.1%		12.1%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$758,350	$698,272	$282,667	$240,631	$166,261	$151,285	$87,382	$100,207	$1,294,660	$1,190,395
Total change	$60,078		$42,036		$14,976		$(12,825)		$104,265
Total growth %	8.6%		17.5%		9.9%		(12.8)%		8.8%
Profit-sharing contingent commissions	(23,021)	(18,206)	(14,980)	(4,953)	(4,594)	(4,146)	—	—	(42,595)	(27,305)
GSCs	(7,837)	(5,796)	707	(9,616)	(1,032)	(966)	—	—	(8,162)	(16,378)
Core commissions and fees	$727,492	$674,270	$268,394	$226,062	$160,635	$146,173	$87,382	$100,207	$1,243,903	$1,146,712
Acquisition revenues	(46,580)	—	(11,798)	—	(8,865)	—	(1,484)	—	(68,727)	—
Divested business	—	(6,980)	—	(376)	—	—	—	—	—	(7,356)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Organic Revenue (2)	$680,912	$667,290	$256,596	$225,686	$151,770	$146,173	$85,898	$100,207	$1,175,176	$1,139,356
Organic Revenue growth (2)	$13,622		$30,910		$5,597		$(14,309)		$35,820
Organic Revenue growth % (2)	2.0%		13.7%		3.8%		(14.3)%		3.1%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$70,481	$66,716	$26,392	$7,665	$15,055	$186,309
Income Before Income Taxes Margin(1)	17.6%	37.8%	25.2%	17.1%	NMF	25.6%
Amortization	19,002	6,862	2,364	1,318	—	29,546
Depreciation	2,805	2,364	680	364	2,588	8,801
Interest	22,604	2,869	4,051	718	(13,957)	16,285
Change in estimated acquisition earn-out payables	4,419	(8,084)	2,061	—	—	(1,604)
EBITDAC(2)	$119,311	$70,727	$35,548	$10,065	$3,686	$239,337
EBITDAC Margin(2)	29.7%	40.1%	34.0%	22.4%	NMF	32.9%

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$36,829	$48,344	$24,708	$6,436	$13,084	$129,401
Income Before Income Taxes Margin(1)	11.8%	31.3%	27.8%	15.0%	NMF	21.6%
Amortization	16,453	6,866	2,032	1,390	—	26,741
Depreciation	2,147	2,093	467	353	1,108	6,168
Interest	21,303	5,195	2,594	1,042	(16,325)	13,809
Change in estimated acquisition earn-out payables	147	344	144	—	—	635
EBITDAC(2)	$76,879	$62,842	$29,945	$9,221	$(2,133)	$176,754
EBITDAC Margin(2)	24.6%	40.6%	33.7%	21.5%	NMF	29.5%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$221,704	$107,864	$45,173	$16,922	$33,852	$425,515
Income Before Income Taxes Margin(1)	24.0%	32.6%	23.1%	18.4%	NMF	27.6%
Amortization	37,835	13,737	4,761	2,706	—	59,039
Depreciation	5,563	4,511	1,324	745	4,114	16,257
Interest	45,224	6,997	8,304	1,539	(29,438)	32,626
Change in estimated acquisition earn-out payables	3,521	(8,276)	2,260	—	—	(2,495)
EBITDAC(2)	$313,847	$124,833	$61,822	$21,912	$8,528	$530,942
EBITDAC Margin(2)	34.0%	37.7%	31.6%	23.9%	NMF	34.4%

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$165,491	$77,990	$42,394	$16,516	$32,264	$334,655
Income Before Income Taxes Margin(1)	21.8%	27.6%	25.5%	18.9%	NMF	25.8%
Amortization	32,740	13,231	4,381	2,780	—	53,132
Depreciation	4,183	3,998	898	704	2,406	12,189
Interest	43,101	9,877	4,305	2,133	(30,316)	29,100
Change in estimated acquisition earn-out payables	(5,970)	(993)	(274)	(3,085)	—	(10,322)
EBITDAC(2)	$239,545	$104,103	$51,704	$19,048	$4,354	$418,754
EBITDAC Margin(2)	31.5%	36.8%	31.0%	21.8%	NMF	32.3%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 78.8% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by ASC 340, Other Assets and Deferred Costs, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$389,234	$301,963	28.9%	$891,091	$728,136	22.4%
Profit-sharing contingent commissions	8,408	6,926	21.4%	24,143	23,021	4.9%
Guaranteed supplemental commissions	3,315	3,405	(2.6%)	7,930	7,837	1.2%
Investment income	17	41	(58.5%)	35	124	(71.8%)
Other income, net	125	227	(44.9%)	815	933	(12.6%)
Total revenues	401,099	312,562	28.3%	924,014	760,051	21.6%
EXPENSES
Employee compensation and benefits	222,050	186,971	18.8%	484,982	410,192	18.2%
Other operating expenses	63,598	48,743	30.5%	129,238	110,605	16.8%
(Gain)/loss on disposal	(3,860)	(31)	NMF	(4,053)	(291)	NMF
Amortization	19,002	16,453	15.5%	37,835	32,740	15.6%
Depreciation	2,805	2,147	30.6%	5,563	4,183	33.0%
Interest	22,604	21,303	6.1%	45,224	43,101	4.9%
Change in estimated acquisition earn-out payables	4,419	147	NMF	3,521	(5,970)	NMF
Total expenses	330,618	275,733	19.9%	702,310	594,560	18.1%
Income before income taxes	$70,481	$36,829	91.4%	$221,704	$165,491	34.0%
Income Before Income Taxes Margin (1)	17.6%	11.8%		24.0%	21.8%
EBITDAC (2)	$119,311	$76,879	55.2%	$313,847	$239,545	31.0%
EBITDAC Margin (2)	29.7%	24.6%		34.0%	31.5%
Organic Revenue growth rate (2)	17.6%	(2.6%)		13.0%	2.0%
Employee compensation and benefits relative to total revenues	55.4%	59.8%		52.5%	54.0%
Other operating expenses relative to total revenues	15.9%	15.6%		14.0%	14.6%
Capital expenditures	$1,371	$3,228	(57.5%)	$3,687	$5,727	(35.6%)
Total assets at June 30,				$7,393,285	$6,487,850	14.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended June 30, 2021 increased 28.3%, or $88.5 million, as compared to the same period in 2020, to $400.1 million. The $87.3 million increase in core commissions and fees revenue was driven by: (i) approximately $36.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; (ii) an increase of $53.0 million related to net new and renewal business; offset by (iii) a decrease of $1.8 million related to commissions and fees recorded in 2020 from businesses since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2021 increased 13.5%, or $1.4 million, as compared to the same period in 2020, to $11.7 million. The Retail Segment’s total commissions and fees increased by 28.4%, and the Organic Revenue growth rate was 17.6% for the second quarter of 2021. The Organic Revenue growth rate was driven by revenue from net new business, which was impacted by an improvement in exposure units, and rate increases in most lines of business with the most pronounced being the continued increases in commercial auto, property and personal liability, partially offset by continued premium rate reductions in workers’ compensation. Organic Revenue growth was realized across all lines of business.

Income before income taxes for the three months ended June 30, 2021 increased 91.4%, or $33.7 million, as compared to the same period in 2020, to $70.5 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC described below; and (iii) intercompany interest and amortization expenses growing slower than EBITDAC.

EBITDAC for the three months ended June 30, 2021 increased 55.2%, or $42.4 million, as compared to the same period in 2020, to $119.3 million. EBITDAC Margin for the three months ended June 30, 2021 increased to 29.7% from 24.6% in the same period in 2020. The increase in EBITDAC Margin was driven by: (i) the net Organic Revenue increase; and (ii) a gain on disposal; which were partially offset by (iii) slightly higher variable operating expenses; and (iv) higher non-cash stock-based compensation costs.

The Retail Segment’s total revenues for the six months ended June 30, 2021 increased 21.6%, or $164.0 million, as compared to the same period in 2020, to $924.0 million. The $163.0 million increase in core commissions and fees revenue was driven by: (i) approximately $70.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; (ii) an increase of $94.9 million related to net new and renewal business; and (iii) an offsetting decrease of $2.1 million related to commissions and fees recorded in 2020 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first six months of 2021 increased 3.9%, or $1.2 million, as compared to the same period in 2020, to $32.1 million. The Retail Segment’s total commissions and fees increased by 21.6%, and the Organic Revenue growth rate was 13.0% for the first six months of 2021. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial auto, commercial P&C, and professional liability, partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for the six months ended June 30, 2021 increased 34.0%, or $56.2 million, as compared to the same period in 2020, to $221.7 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; (iii) intercompany interest and amortization growing slower than EBITDAC; which were partially offset by (iv) an increase in the change in estimated acquisition earn-out payables.

EBITDAC for the six months ended June 30, 2021 increased 31.0%, or $74.3 million, as compared to the same period in 2020, to $313.8 million. EBITDAC Margin for the six months ended June 30, 2021 increased to 34.0% from 31.5% in the same period in 2020. The increases in EBITDAC and EBITDAC Margin were primarily driven by: (i) the net increase in revenue of $164.0 million; and (ii) cost savings delivered in response to COVID-19; which were partially offset by (iii) and higher non-cash stock-based compensation.

National Programs Segment

The National Programs Segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.

Financial information relating to our National Programs Segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$166,741	$144,956	15.0%	$312,603	$268,394	16.5%
Profit-sharing contingent commissions	9,017	9,269	(2.7)%	17,333	14,980	15.7%
Guaranteed supplemental commissions	373	306	21.9%	767	(707)	NMF
Investment income	134	129	3.9%	286	392	(27.0%)
Other income, net	9	7	28.6%	178	21	NMF
Total revenues	176,274	154,667	14.0%	331,167	283,080	17.0%
EXPENSES
Employee compensation and benefits	72,930	62,665	16.4%	144,000	123,212	16.9%
Other operating expenses	32,617	29,160	11.9%	62,334	55,765	11.8%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	6,862	6,866	(0.1)%	13,737	13,231	3.8%
Depreciation	2,364	2,093	12.9%	4,511	3,998	12.8%
Interest	2,869	5,195	(44.8)%	6,997	9,877	(29.2)%
Change in estimated acquisition earn-out payables	(8,084)	344	NMF	(8,276)	(993)	NMF
Total expenses	109,558	106,323	3.0%	223,303	205,090	8.9%
Income before income taxes	$66,716	$48,344	38.0%	$107,864	$77,990	38.3%
Income Before Income Taxes Margin (1)	37.8%	31.3%		32.6%	27.6%
EBITDAC (2)	$70,727	$62,842	12.5%	$124,833	$104,103	19.9%
EBITDAC Margin (2)	40.1%	40.6%		37.7%	36.8%
Organic Revenue growth rate (2)	13.3%	15.5%		13.1%	13.7%
Employee compensation and benefits relative to total revenues	41.4%	40.5%		43.5%	43.5%
Other operating expenses relative to total revenues	18.5%	18.9%		18.8%	19.7%
Capital expenditures	$3,652	$1,532	138.3%	$6,653	$3,045	118.5%
Total assets at June 30,				$3,570,836	$3,398,709	5.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended June 30, 2021 increased 14.0%, or $21.6 million, as compared to the same period in 2020, to $176.3 million. The $21.8 million increase in core commissions and fees revenue was driven by: (i) approximately $19.3 million related to net new and renewal business; (ii) $2.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020 and (iii) a positive impact from foreign currency translation of $0.5 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2021 were substantially flat, decreasing approximately $0.2 million compared to the second quarter of 2020.

The National Programs Segment’s total commissions and fees increased by 14.0%, and the Organic Revenue growth rate was 13.3% for the three months ended June 30, 2021. The Organic Revenue growth was driven primarily by strong net new business, retention and rate increases for many programs.

Income before income taxes for the three months ended June 30, 2021 increased 38.0%, or $18.4 million, as compared to the same period in 2020, to $66.7 million. Income before income taxes increased due to: (i) leveraging the total revenue growth noted above; (ii) decreased estimated acquisition earn-out payables; and (iii) lower intercompany interest expense.

EBITDAC for the three months ended June 30, 2021 increased 12.5%, or $7.9 million, from the same period in 2020, to $70.7 million. EBITDAC Margin for the three months ended June 30, 2021 decreased to 40.1% from 40.6% in the same period in 2020. The EBITDAC growth was slightly slower than total revenue growth due to incremental costs associated with onboarding of new customers and increased non-cash stock-based compensation.

The National Programs Segment’s total revenue for the six months ended June 30, 2021 increased 17.0%, or $48.1 million, as compared to the same period in 2020, to $331.2 million. The $44.2 million increase in core commissions and fees revenue was driven by: (i) $35.3 million related to net new and renewal business; (ii) approximately $8.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (iii) a positive impact from foreign currency translation of $0.7 million.

The National Programs Segment’s total commissions and fees increased by 17.0%, and the Organic Revenue growth rate was 13.1%, for the six months ended June 30, 2021. The Organic Revenue growth was driven primarily by net new business, retention and rate increases for many programs.

Income before income taxes for the six months ended June 30, 2021 increased 38.3%, or $29.9 million, from the same period in 2020, to $107.9 million. Income before income taxes increased due to: (i) leveraging the total revenue growth noted above; (ii) decreased estimated acquisition earn-out payables; and (iii) lower intercompany interest expense.

EBITDAC for the six months ended June 30, 2021 increased 19.9%, or $20.7 million, as compared to the same period in 2020, to $124.8 million. EBITDAC Margin for the six months ended June 30, 2021 increased to 37.7% from 36.8% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin was driven by: (i) total revenue growth; (ii) leveraging our expense base; and (iii) cost savings delivered in response to COVID-19, with a partial offset related to incremental costs associated with the onboarding of new customers and increased non-cash stock-based compensation.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$102,052	$85,672	19.1%	$190,608	$160,635	18.7%
Profit-sharing contingent commissions	2,169	2,458	(11.8%)	4,068	4,594	(11.4%)
Guaranteed supplemental commissions	222	595	(62.7%)	471	1,032	(54.4%)
Investment income	44	46	(4.3%)	85	97	(12.4%)
Other income, net	104	82	26.8%	234	193	21.2%
Total revenues	104,591	88,853	17.7%	195,466	166,551	17.4%
EXPENSES
Employee compensation and benefits	54,247	46,589	16.4%	104,784	89,093	17.6%
Other operating expenses	14,796	12,319	20.1%	28,860	25,754	12.1%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	2,364	2,032	16.3%	4,761	4,381	8.7%
Depreciation	680	467	45.6%	1,324	898	47.4%
Interest	4,051	2,594	56.2%	8,304	4,305	92.9%
Change in estimated acquisition earn-out payables	2,061	144	NMF	2,260	(274)	NMF
Total expenses	78,199	64,145	21.9%	150,293	124,157	21.1%
Income before income taxes	$26,392	$24,708	6.8%	$45,173	$42,394	6.6%
Income Before Income Taxes Margin (1)	25.2%	27.8%		23.1%	25.5%
EBITDAC (2)	$35,548	$29,945	18.7%	$61,822	$51,704	19.6%
EBITDAC Margin (2)	34.0%	33.7%		31.6%	31.0%
Organic Revenue growth rate (2)	12.3%	0.1%		9.7%	3.8%
Employee compensation and benefits relative to total revenues	51.9%	52.4%		53.6%	53.5%
Other operating expenses relative to total revenues	14.1%	13.9%		14.8%	15.5%
Capital expenditures	$612	$555	10.3%	$1,101	$1,782	(38.2%)
Total assets at June 30,				$1,844,315	$1,574,931	17.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2021 increased 17.7%, or $15.7 million, as compared to the same period in 2020, to $104.6 million. The $16.4 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (ii) $10.5 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the second quarter of 2021 decreased $0.7 million compared to the second quarter of 2020. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 17.7%, and the Organic Revenue growth rate was 12.3% for the second quarter of 2021. The Organic Revenue growth rate was driven by improving new business and rate increases for most lines of coverage.

Income before income taxes for the three months ended June 30, 2021 increased 6.8%, or $1.7 million, as compared to the same period in 2020, to $26.4 million. The increase was due to: (i) the strong revenue growth noted above; and (ii) the drivers of EBITDAC described below; which were partially offset by higher intercompany interest charges associated with acquisitions completed in the past 12 months.

EBITDAC for the three months ended June 30, 2021 increased 18.7%, or $5.6 million, as compared to the same period in 2020, to $35.5 million. EBITDAC Margin for the three months ended June 30, 2021 increased to 34.0% from 33.7%, as compared to the same period in 2020. EBITDAC Margin grew due to: (i) higher Organic Revenue growth and leveraging our expense base; and (ii) cost savings delivered in response to COVID-19.

The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2021 increased 17.4%, or $28.9 million, as compared to the same period in 2020, to $195.5 million. The $30.0 million net increase in core commissions and fees revenue was driven primarily by: (i) $14.3 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (ii) $15.7 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first six months of 2021 decreased approximately $1.1 million compared to the same period of 2020. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 17.4%, and the Organic Revenue growth rate was 9.7% for the first six months of 2021. The Organic Revenue growth rate was driven by: (i) rate increases for most lines of coverage; and (ii) net new business and exposure unit expansion during the first quarter and second quarter of 2021.

Income before income taxes for the six months ended June 30, 2021 increased 6.6%, or $2.8 million, as compared to the same period in 2020, to $45.2 million. The increase was due to: (i) strong Organic Revenue growth; and (ii) the drivers of EBITDAC described below; which were partially offset by (iii) higher intercompany interest charges associated with acquisitions completed over the past 12 months.

EBITDAC for the six months ended June 30, 2021 increased 19.6%, or $10.1 million, as compared to the same period in 2020, to $61.8 million. EBITDAC Margin for the six months ended June 30, 2021 increased to 31.6% from 31.0% in the same period in 2020. The increase in EBITDAC was due to: (i) the profit of newly acquired businesses; (ii) slightly higher profit-sharing contingent commissions and GSCs; (iii) leveraging our expense base; and (iv) cost savings delivered in response to COVID-19, which helped to partially offset higher intercompany technology charges and non-cash stock-based compensation costs.

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

Financial information relating to our Services Segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$44,887	$42,930	4.6%	$91,858	$87,382	5.1%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	3	—	—%
Other income, net	—	—	—%	—	—	—%
Total revenues	44,887	42,930	4.6%	91,861	87,382	5.1%
EXPENSES
Employee compensation and benefits	22,241	22,060	0.8%	44,804	44,351	1.0%
Other operating expenses	12,572	11,649	7.9%	25,136	23,983	4.8%
(Gain)/loss on disposal	9	—	100.0%	9	—	100.0%
Amortization	1,318	1,390	(5.2%)	2,706	2,780	(2.7%)
Depreciation	364	353	3.1%	745	704	5.8%
Interest	718	1,042	(31.1%)	1,539	2,133	(27.8%)
Change in estimated acquisition earn-out payables	—	—	—%	—	(3,085)	100.0%
Total expenses	37,222	36,494	2.0%	74,939	70,866	5.7%
Income before income taxes	$7,665	$6,436	19.1%	$16,922	$16,516	2.5%
Income Before Income Taxes Margin (1)	17.1%	15.0%		18.4%	18.9%
EBITDAC (2)	$10,065	$9,221	9.2%	$21,912	$19,048	15.0%
EBITDAC Margin (2)	22.4%	21.5%		23.9%	21.8%
Organic Revenue growth rate (2)	4.6%	(15.4%)		5.1%	(14.3%)
Employee compensation and benefits relative to total revenues	49.5%	51.4%		48.8%	50.8%
Other operating expenses relative to total revenues	28.0%	27.1%		27.4%	27.4%
Capital expenditures	$352	$206	71.0%	$509	$473	7.6%
Total assets at June 30,				$447,265	$464,905	(3.8%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended June 30, 2021 increased 4.6%, or $2.0 million, as compared to the same period in 2020, to $44.9 million. The Services Segment’s total commissions and fees and Organic Revenue growth rate was 4.6% for the second quarter of 2021 driven by: (i) COVID-19 travel restricted claims; and (ii) specialized claims handling in our advocacy business; and (iii) which were partially offset by lower award rates in our Social Security disability advocacy services.

Income before income taxes for the three months ended June 30, 2021 increased 19.1%, or $1.2 million, as compared to the same period in 2020, to $7.7 million. Income before income taxes increased faster than EBITDAC due to lower intercompany interest expense and amortization.

EBITDAC for the three months ended June 30, 2021 increased 9.2%, or $0.8 million, from the same period in 2020, to $10.1 million. EBITDAC Margin for the three months ended June 30, 2021 increased to 22.4% from 21.5% in the same period in 2020. The increases in EBITDAC and EBITDAC Margin were driven primarily by leveraging our expense base with higher Organic Revenue growth.

The Services Segment’s total revenues for the six months ended June 30, 2021 increased 5.1%, or $4.5 million from the same period in 2020, to $91.9 million. The Services Segment’s total commissions and fees and Organic Revenue growth rate was 5.1% for the first six months of 2020. The increase in Organic Revenue was caused primarily by: (i) travel restricted claims due to COVID-19; (ii) specialized claims handling in our advocacy business; and (iii) weather related claim activity.

Income before income taxes for the six months ended June 30, 2021 increased 2.5%, or $0.4 million, from the same period in 2020, to $16.9 million. The increase was driven by: (i) a lower change in estimated acquisition earn-out payables as compared to the prior year; (ii) lower intercompany interest expense; and (iii) the drivers of EBITDAC described below.

EBITDAC for the six months ended June 30, 2021 increased 15.0%, or $2.9 million, from the same period in 2020, to $21.9 million. EBITDAC Margin for the six months ended June 30, 2021 increased to 23.9% from 21.8% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin were driven primarily by leveraging our expense base with higher Organic Revenue growth and lower variable expenses in response to COVID-19.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of June 30, 2021 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of June 30, 2021.

Contractual Cash Obligations

As of June 30, 2021, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,075,000	$300,000	$225,000	$500,000	$1,050,000
Other liabilities (1)	165,073	20,965	33,284	10,182	100,642
Operating leases (2)	236,235	48,970	84,582	52,627	50,056
Interest obligations	363,334	62,053	111,224	69,125	120,932
Unrecognized tax benefits	881	—	881	—	—
Maximum future acquisition contingency payments (3)	543,187	153,399	389,788	—	—
Total contractual cash obligations (4)	$3,383,710	$585,387	$844,759	$631,934	$1,321,630
(1)

Includes the current portion of other long-term liabilities, and approximately $31.1 million of deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in equal installments in each of December 2021 and December 2022.

(2)	Includes $9.7 million of future lease commitments expected to commence later in 2021.
(3)

Includes $242.0 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate.

(4)	Does not include approximately $26.1 million of current liability for a dividend of $0.0925 per share approved by the Board of Directors on July 21, 2021.

Debt

Total debt at June 30, 2021 was $2,062.3 million net of unamortized discount and debt issuance costs, which was a decrease of $33.6 million compared to December 31, 2020. The decrease includes: (i) the repayment of the principal balance of $35.0 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.4 million.

During the six months ended June 30, 2021, the Company repaid $20.0 million of principal related to the Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Amended and Restated Credit Agreement term loan had an outstanding balance of $270.0 million as of June 30, 2021. The Company’s next scheduled amortized principal payment is due September 30, 2021 and is equal to $10.0 million. As of June 28, 2021, the term loan balance has been moved to current portion of long-term debt as the agreement and underlying debt instruments are in within one-year of maturity. The Company is evaluating refinancing options as it intends to refinance and extend the maturity of the agreement.

During the six months ended June 30, 2021, the Company repaid $15.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $255.0 million as of June 30, 2021. The Company’s next scheduled amortized principal payment is due September 30, 2021 and is equal to $7.5 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2021 and December 31, 2020, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2021, we had $525.0 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to the Overnight London Interbank Offered Rate (“LIBOR”) and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing USD LIBOR on a representative basis.

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

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars, and in our Ireland-based retail brokerage business which has substantially all of its revenue and cost base in Euros.

Based upon our foreign currency rate exposure as of June 30, 2021, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2021. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2021, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2021:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
April 1, 2021 to April 30, 2021	113,399	$46.01	112,400	$330,996,723
May 1, 2021 to May 31, 2021	58,288	53.10	—	330,996,723
June 1, 2021 to June 30, 2021	121,020	52.04	119,843	324,761,999
Total	292,707	$49.91	232,243	$324,761,999

(1)

Of the shares reported in this column, 232,243 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

(2)	During the quarter, the Company made shares repurchases in the open market of 232,243 shares at a total cost of $11.4 million.
(3)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $324.8 million. Between January 1, 2014 and June 30, 2021, the Company repurchased a total of approximately 18.5 million shares for an aggregate cost of approximately $672.8 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 27, 2021	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)