Form 10-Q
period 2021-09-30
BROWN & BROWN, INC.
filed 2021-10-26
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 25, 2021 was 282,426,839.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report, including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of COVID-19 on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of COVID-19 (including through any new variant strains of the underlying virus), the effectiveness of and accessibility to vaccines, the pace and rate at which vaccines are administered, actions taken by governmental authorities in response to COVID-19, and the direct and indirect impact of COVID-19 on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
COVID-19 and the resulting governmental and societal responses, the severity and duration of COVID-19 (including through any new variant strains of the underlying virus), the effectiveness of and accessibility to vaccines, the pace and rate at which vaccines are administered, and the resulting impact on the U.S. economy, the global economy, and the Company’s business, liquidity, customers, insurance carriers and third parties;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
REVENUES
Commissions and fees	$769,654	$671,396	$2,309,610	$1,966,056
Investment income	430	349	909	1,844
Other income, net	221	2,217	2,414	3,364
Total revenues	770,305	673,962	2,312,933	1,971,264
EXPENSES
Employee compensation and benefits	394,997	362,767	1,220,107	1,058,907
Other operating expenses	101,071	91,403	291,690	274,103
(Gain)/loss on disposal	(288)	(994)	(4,332)	(1,285)
Amortization	29,523	27,059	88,562	80,190
Depreciation	9,200	6,647	25,457	18,836
Interest	16,175	13,234	48,802	42,334
Change in estimated acquisition earn-out payables	23,138	15,318	20,643	4,996
Total expenses	573,816	515,434	1,690,929	1,478,081
Income before income taxes	196,489	158,528	622,004	493,183
Income taxes	50,135	24,549	136,617	110,020
Net income	$146,354	$133,979	$485,387	$383,163
Net income per share:
Basic	$0.52	$0.47	$1.72	$1.35
Diluted	$0.52	$0.47	$1.71	$1.35
Dividends declared per share	$0.093	$0.085	$0.278	$0.255

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$146,354	$133,979	$485,387	$383,163
Foreign currency translation	(2,918)	—	(6,700)	—
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(83)	—	150	—
Comprehensive income	$143,353	$133,979	$478,837	$383,163

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$943,969	$817,398
Restricted cash	481,922	454,517
Short-term investments	14,428	18,332
Premiums, commissions and fees receivable	1,205,655	1,099,248
Reinsurance recoverable	220,430	43,469
Prepaid reinsurance premiums	411,252	377,615
Other current assets	120,621	147,670
Total current assets	3,398,277	2,958,249
Fixed assets, net	208,343	201,115
Operating lease assets	187,828	186,998
Goodwill	4,565,156	4,395,918
Amortizable intangible assets, net	1,045,280	1,049,660
Investments	31,349	24,971
Other assets	192,933	149,581
Total assets	$9,629,166	$8,966,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,214,835	$1,198,529
Losses and loss adjustment reserve	220,430	43,469
Unearned premiums	411,252	377,615
Premium deposits and credits due customers	140,109	102,505
Accounts payable	226,143	190,497
Accrued expenses and other liabilities	386,372	371,737
Current portion of long-term debt	290,000	70,000
Total current liabilities	2,889,141	2,354,352
Long-term debt less unamortized discount and debt issuance costs	1,755,487	2,025,906
Operating lease liabilities	171,571	172,935
Deferred income taxes, net	374,595	344,222
Other liabilities	330,753	314,854
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 300,929 shares and outstanding 282,432 shares at 2021, issued 299,689 shares and outstanding 283,004 shares at 2020	30,093	29,969
Additional paid-in capital	830,066	794,909
Treasury stock, at cost at 18,497 shares at 2021, 16,685 shares at 2020, respectively	(673,902)	(591,338)
Accumulated other comprehensive loss	(6,550)	—
Retained earnings	3,927,912	3,520,683
Total shareholders’ equity	4,107,619	3,754,223
Total liabilities and shareholders’ equity	$9,629,166	$8,966,492

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2020	283,004	$29,969	$794,909	$(591,338)	$—	$3,520,683	$3,754,223
Net income						199,744	199,744
Net unrealized holding (loss) gain on available-for- sale securities			(508)		263		(245)
Foreign currency translation					(5,253)	122	(5,131)
Shares issued - employee stock compensation plans
Employee stock purchase plan			3,032				3,032
Stock incentive plans	1,400	140	15,506				15,646
Agency acquisition	107	11	4,881				4,892
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(973)	(98)	(44,954)				(45,052)
Purchase of treasury stock	(1,558)			(70,020)			(70,020)
Cash dividends paid ($0.0925 per share)						(26,092)	(26,092)
Balance at March 31, 2021	281,980	$30,022	$772,866	$(661,358)	$(4,990)	$3,694,457	$3,830,997
Net income						139,290	139,290
Net unrealized holding (loss) gain on available-for- sale securities					(30)		(30)
Foreign currency translation					1,471		1,471
Shares issued - employee stock compensation plans
Employee stock purchase plan			1,988				1,988
Stock incentive plans	(83)	(8)	12,067				12,059
Directors	17	2	897				899
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(61)	(6)	(3,198)				(3,204)
Purchase of treasury stock	(232)			(11,405)			(11,405)
Cash dividends paid ($0.0925 per share)						(26,063)	(26,063)
Balance at June 30, 2021	281,621	$30,010	$784,620	$(672,763)	$(3,549)	$3,807,684	$3,946,002
Net income						146,354	146,354
Net unrealized holding (loss) gain on available-for- sale securities					(83)		(83)
Foreign currency translation					(2,918)		(2,918)
Shares issued - employee stock compensation plans
Employee stock purchase plan	851	85	35,215				35,300
Stock incentive plans	7	—	11,567				11,567
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(25)	(2)	(1,336)				(1,338)
Purchase of treasury stock	(22)			(1,139)			(1,139)
Cash dividends paid ($0.0925 per share)						(26,126)	(26,126)
Balance at September 30, 2021	282,432	$30,093	$830,066	$(673,902)	$(6,550)	$3,927,912	$4,107,619

Balance at December 31, 2019	281,655	$29,711	$716,049	$(536,243)	$—	$3,140,762	$3,350,279
Net income						152,400	152,400
Net unrealized holding (loss) gain on available-for- sale securities			194			99	293
Shares issued - employee stock compensation plans
Employee stock purchase plan			2,191				2,191
Stock incentive plans	1,828	182	(173)				9
Purchase of treasury stock	(42)			(1,429)			(1,429)
Cash dividends paid ($0.085 per share)						(23,902)	(23,902)
Balance at March 31, 2020	283,441	$29,893	$718,261	$(537,672)	$—	$3,269,359	$3,479,841
Net income						96,784	96,784
Net unrealized holding (loss) gain on available-for- sale securities			384			(69)	315
Shares issued - employee stock compensation plans
Employee stock purchase plan			1,349				1,349
Stock incentive plans	(73)	(7)	18,733				18,726
Agency acquisition	274	27	9,973				10,000
Directors	16	2	585				587
Cash dividends paid ($0.085 per share)						(24,084)	(24,084)
Balance at June 30, 2020	283,658	$29,915	$749,285	$(537,672)	$—	$3,341,990	$3,583,518
Net income						133,979	133,979

Net unrealized holding (loss) gain on available-for- sale securities			(51)				(51)
Shares issued - employee stock compensation plans
Employee stock purchase plan	962	96	31,518				31,614
Stock incentive plans	(856)	(86)	(22,111)				(22,197)
Agency acquisition	114	12	5,108				5,120
Purchase of treasury stock	(133)			(5,884)			(5,884)
Cash dividends paid ($0.085 per share)						(24,089)	(24,089)
Balance at September 30, 2020	283,745	$29,937	$763,749	$(543,556)	$—	$3,451,880	$3,702,010

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$485,387	$383,163
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	88,562	80,190
Depreciation	25,457	18,836
Non-cash stock-based compensation	46,659	43,465
Change in estimated acquisition earn-out payables	20,643	4,996
Deferred income taxes	25,417	4,598
Amortization of debt discount and disposal of deferred financing costs	2,081	1,619
Amortization (accretion) of discounts and premiums, investment	119	26
Net (gain)/loss on sales of investments, fixed assets and customer accounts	(2,019)	(720)
Payments on acquisition earn-outs in excess of original estimated payables	(5,747)	(1,199)
Effect of changes in foreign exchange rate changes	475	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(66,431)	(63,124)
Reinsurance recoverables (increase) decrease	(176,961)	(48,959)
Prepaid reinsurance premiums (increase) decrease	(33,637)	(31,594)
Other assets (increase) decrease	(6,536)	4,071
Premiums payable to insurance companies increase (decrease)	(37,999)	58,986
Premium deposits and credits due customers increase (decrease)	37,486	1,823
Losses and loss adjustment reserve increase (decrease)	176,961	48,959
Unearned premiums increase (decrease)	33,637	31,594
Accounts payable increase (decrease)	45,847	53,041
Accrued expenses and other liabilities increase (decrease)	(796)	(22,458)
Other liabilities increase (decrease)	(30,762)	(27,725)
Net cash provided by operating activities	627,843	539,588
Cash flows from investing activities:
Additions to fixed assets	(34,617)	(55,820)
Payments for businesses acquired, net of cash acquired	(178,007)	(402,358)
Proceeds from sales of fixed assets and customer accounts	9,327	8,622
Purchases of investments	(12,363)	(10,129)
Proceeds from sales of investments	9,280	7,434
Net cash used in investing activities	(206,380)	(452,251)
Cash flows from financing activities:
Payments on acquisition earn-outs	(36,115)	(9,859)
Proceeds from long-term debt	—	700,000
Payments on long-term debt	(52,500)	(41,250)
Deferred debt issuance costs	—	(6,788)
Borrowings on revolving credit facility	—	250,000
Payments on revolving credit facilities	—	(350,000)
Issuances of common stock for employee stock benefit plans	33,834	29,940
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(49,594)	(41,126)
Purchase of treasury stock	(82,564)	(7,313)
Cash dividends paid	(78,281)	(72,075)
Net cash (used in) provided by financing activities	(265,220)	451,529
Effect of foreign exchange rate cash changes	(2,267)	—
Net increase in cash and cash equivalents inclusive of restricted cash	153,976	538,866
Cash and cash equivalents inclusive of restricted cash at beginning of period	1,271,915	962,975
Cash and cash equivalents inclusive of restricted cash at end of period	$1,425,891	$1,501,841

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$284,536	$133,649	$90,862	$—	$25	$509,072
Fees (2)	109,915	49,779	17,938	43,732	(428)	220,936
Incentive commissions (3)	15,460	444	720	—	—	16,624
Profit-sharing contingent commissions (4)	8,705	6,499	2,414	—	—	17,618
Guaranteed supplemental commissions (5)	4,454	549	401	—	—	5,404
Investment income (6)	236	136	35	—	23	430
Other income, net (7)	115	9	98	—	(1)	221
Total Revenues	$423,421	$191,065	$112,468	$43,732	$(381)	$770,305

	Nine months ended September 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$905,470	$369,703	$246,233	$—	$32	$1,521,438
Fees (2)	307,314	125,329	51,574	135,590	(1,352)	618,455
Incentive commissions (3)	88,219	1,443	2,321	—	—	91,983
Profit-sharing contingent commissions (4)	32,848	23,833	6,482	—	—	63,163
Guaranteed supplemental commissions (5)	12,383	1,316	872	—	—	14,571
Investment income (6)	271	423	120	3	92	909
Other income, net (7)	930	185	332	—	967	2,414
Total Revenues	$1,347,435	$522,232	$307,934	$135,593	$(261)	$2,312,933

1.
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
2.
Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and F&I products and services.
3.
Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
4.
Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
5.
Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
6.
Investment income consists primarily of interest on cash and investments.
7.
Other income consists primarily of legal settlements and other miscellaneous income.
8.
Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Contract assets	$375,277	$308,755
Contract liabilities	$84,566	$80,997

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in premiums, commissions and fee receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2020 is due to normal seasonality, growth in our business, and from businesses acquired in the current year.

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

As of September 30, 2021, deferred revenue consisted of $54.5 million as current portion to be recognized within one year and $30.1 million in long term to be recognized beyond one year. As of December 31, 2020, deferred revenue consisted of $54.0 million as current portion to be recognized within one year and $27.0 million in long-term deferred revenue to be recognized beyond one year.

During the nine months ended September 30, 2021, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $22.0 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions. During the nine months ended September 30, 2020, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $7.5 million, consisting of $16.7 million of additional variable consideration received on our incentive and profit-sharing contingent commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units are expected to be impacted by the COVID-19 pandemic (“COVID-19”) and $2.1 million of other adjustments.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $54.1 million and $42.2 million as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021, the Company deferred $14.6 million of incremental cost to obtain customer contracts. The Company recorded an expense of $2.7 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2021.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of September 30, 2021 was $73.8 million, which is inclusive of deferrals from businesses acquired in the current year. The cost to fulfill balance as of December 31, 2020 was $77.8 million. For the nine months ended September 30, 2021, the Company had net expense of $7.5 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$146,354	$133,979	$485,387	$383,163
Net income attributable to unvested awarded performance stock	(3,069)	(3,740)	(10,901)	(12,634)
Net income attributable to common shares	$143,285	$130,239	$474,486	$370,529
Weighted average number of common shares outstanding – basic	282,132	283,426	282,177	283,139
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(5,917)	(7,911)	(6,337)	(9,336)
Weighted average number of common shares outstanding for basic net income per common share	276,215	275,515	275,840	273,803
Dilutive effect of potentially issuable common shares	1,338	1,418	1,306	1,535
Weighted average number of shares outstanding – diluted	277,553	276,933	277,146	275,338
Net income per share:
Basic	$0.52	$0.47	$1.72	$1.35
Diluted	$0.52	$0.47	$1.71	$1.35

NOTE 5 Business Combinations

During the nine months ended September 30, 2021, Brown & Brown acquired all of the share capital of one insurance intermediary, assets and assumed certain liabilities of eight insurance intermediaries, and two books of business (customer accounts) for a total of eleven acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2021, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $1.5 million. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2021 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. Cash paid for eleven acquisitions was $224.1 million during the nine months ended September 30, 2021. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn-out payable
O'Leary Insurances (O'Leary)	Retail	January 1, 2021	$117,408	$4,892	$—	$15,348	$137,648	$30,575
Piper Jordan LLC (Piper)	Retail	May 1, 2021	43,428	—	1,397	9,854	54,679	15,000
Berkshire Insurance Group, Inc. (Berkshire)	Retail	September 1, 2021	41,500	—	—	—	41,500	—
AGIS Network Inc. (AGIS) (1)	Retail	September 1, 2021	11,203	—	24,114	739	36,056	12,289
Other	Various	Various	10,602	—	2,098	(778)	11,922	3,388
Total			$224,141	$4,892	$27,609	$25,163	$281,805	$61,252

(1) Amount in the "other payable" column relates to additional contingent consideration expected to be paid within 12 months.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	O'Leary	Piper	Berkshire	AGIS	Other	Total
Cash	$45,441	$—	$—	$—	$693	$46,134
Other current assets	43,354	2,397	1,621	520	5,060	52,952
Fixed assets	544	9	9	20	4	586
Goodwill	84,649	40,019	27,563	21,888	2,539	176,658
Purchased customer accounts	40,459	12,233	12,313	13,577	7,271	85,853
Non-compete agreements	819	21	11	51	109	1,011
Other assets	135	—	—	—	259	394
Total assets acquired	215,401	54,679	41,517	36,056	15,935	363,588
Other current liabilities	(72,683)	—	(17)	—	(4,013)	(76,713)
Deferred income tax, net	(5,057)	—	—	—	—	(5,057)
Other liabilities	(13)	—	—	—	—	(13)
Total liabilities assumed	(77,753)	—	(17)	—	(4,013)	(81,783)
Net assets acquired	$137,648	$54,679	$41,500	$36,056	$11,922	$281,805

The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $176.7 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage Segments in the amounts of $174.5 million, ($1.3) million, and $3.5 million, respectively. Of the total goodwill of $176.7 million, the amount currently deductible for income tax purposes is $151.5 million and the remaining $25.2 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2021, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2021, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021, was $28.9 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2021, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021, was $0.5 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Total revenues	$773,593	$690,002	$2,329,567	$2,019,218
Income before income taxes	$197,444	$162,392	$627,088	$504,731
Net income	$147,065	$137,245	$489,355	$392,135
Net income per share:
Basic	$0.52	$0.48	$1.73	$1.38
Diluted	$0.52	$0.48	$1.73	$1.38
Weighted average number of shares outstanding:
Basic	276,215	275,515	275,840	273,803
Diluted	277,553	276,933	277,146	275,338

As of September 30, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the nine months ended September 30, 2021 and 2020, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance as of the beginning of the period	$242,016	$218,467	$258,943	$161,513
Additions to estimated acquisition earn-out payables	79	22,091	25,163	96,845
Payments for estimated acquisition earn-out payables	(1,913)	(3,580)	(41,862)	(11,058)
Subtotal	240,182	236,978	242,244	247,300
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	21,855	13,433	15,814	(516)
Interest expense accretion	1,283	1,885	4,829	5,512
Net change in earnings from estimated acquisition earn-out payables	23,138	15,318	20,643	4,996
Foreign currency translation adjustments during the year	(406)	—	27	—
Balance as of September 30,	$262,914	$252,296	$262,914	$252,296

Of the $262.9 million estimated acquisition earn-out payables as of September 30, 2021, $94.2 million was recorded as accounts payable and $168.7 million was recorded as other non-current liabilities. As of September 30, 2021, the maximum future acquisition contingency payments related to all acquisitions was $512.9 million, inclusive of the $262.9 million estimated acquisition earn-out payables as of September 30, 2021. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2020 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2020	$2,650,470	$1,091,122	$483,057	$171,269	$4,395,918
Goodwill of acquired businesses	174,536	(1,337)	3,459	—	176,658
Goodwill disposed of relating to sales of businesses	(3,050)	—	—	—	(3,050)
Foreign currency translation adjustments during the year	(4,434)	64	—	—	(4,370)
Balance as of September 30, 2021	$2,817,522	$1,089,849	$486,516	$171,269	$4,565,156

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021				December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,249,514	$(1,207,247)	$1,042,267	15.0	$2,164,968	$(1,118,316)	$1,046,652	15.0
Non-compete agreements	36,080	(33,067)	3,013	4.4	35,093	(32,085)	3,008	4.6
Total	$2,285,594	$(1,240,314)	$1,045,280		$2,200,061	$(1,150,401)	$1,049,660

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is estimated to be $118.3 million, $115.5 million, $108.8 million, $104.6 million, and $102.2 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$260,000	$40,000
Current portion of 5-year term loan facility expires 2023	30,000	30,000
Total current portion of long-term debt	290,000	70,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,534	$499,416
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,582	349,540
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699,306	699,252
Total notes	1,548,422	1,548,208
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	—	250,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	217,500	240,000
Total credit agreements	217,500	490,000
Debt issuance costs (contra)	(10,435)	(12,302)
Total long-term debt less unamortized discount and debt issuance costs	1,755,487	2,025,906
Current portion of long-term debt	290,000	70,000
Total debt	$2,045,487	$2,095,906

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of September 30, 2021, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $260.0 million and no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $290.0 million with no borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of September 30, 2021 and December 31, 2020, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21,

2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of September 30, 2021, there was an outstanding debt balance issued under the Term Loan of $247.5 million. As of December 31, 2020, there was an outstanding debt balance issued under the Term Loan of $270.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of September 30, 2021 and December 31, 2020, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of September 30, 2021 and December 31, 2020, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and the Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2021 and December 31, 2020.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and the Term Loan Credit Agreement as of September 30, 2021 were each 0.125%.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		September 30, 2021	December 31, 2020
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$187,828	$186,998
Total assets		187,828	186,998
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,097	43,542
Non-current operating lease liabilities	Operating lease liabilities	171,571	172,935
Total liabilities		$214,668	$216,477

As of September 30, 2021, the Company has entered into future lease agreements expected to commence later in 2021 and 2022 consisting of undiscounted lease liabilities of $1.6 million and $10.6 million, respectively.

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

The components of lease cost for operating leases for the three and nine months ended September 30, 2021 and 2020 were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Operating leases:
Lease cost	$12,992	$13,560	$39,600	$39,911
Variable lease cost	1,046	892	3,143	2,583
Short-term lease cost	320	122	857	360
Operating lease cost	$14,358	$14,574	$43,600	$42,854
Sublease income	(578)	(416)	(1,321)	(1,224)
Total lease cost net	$13,780	$14,158	$42,279	$41,630

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2021 were:

Weighted-average remaining lease term	6.27
Weighted-average discount rate	2.86%

Maturities of the operating lease liabilities by fiscal year at September 30, 2021 for the Company's operating leases are as follows:

(in thousands)	Operating leases
2021 (Remainder)	$10,413
2022	49,792
2023	41,772
2024	34,963
2025	28,608
Thereafter	67,616
Total undiscounted lease payments	233,164
Less: Imputed interest	18,496
Present value of lease payments	$214,668

Supplemental cash flow information for operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,899	$13,949	$41,743	$40,723
Right-of-use assets obtained in exchange for new operating liabilities	$14,117	$10,329	$34,095	$32,510

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During the first nine months of 2021, there were no additional deferrals under the CARES Act. The cumulative deferred employer payroll taxes as of December 31, 2020 will be paid in two equal installments by December 31, 2021 and 2022, respectively, as permitted under the CARES Act.

During the second quarter of 2021, the Company received an $8.1 million reimbursement for capitalizable costs of public infrastructure improvements related to the construction of the Company’s headquarters in accordance with an economic development grant agreement between the Company and the City of Daytona Beach and Volusia County. The reimbursement has been reflected as a reduction to the additions to fixed asset line item on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021.

Cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash paid during the period for:
Interest	$59,688	$49,802
Income taxes, net of refunds	$103,875	$91,661

Significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
Other payables issued for agency acquisitions and purchased customer accounts	$3,495	$4,350
Estimated acquisition earn-out payables and related charges	$25,163	$96,845
Contingent payable issued for agency acquisition	$24,114	$—
Common stock issued for agency acquisition	$4,892	$—
Notes payable assumed for agency acquisition	$1,355	$—

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2021 and 2020.

	Balance as of September 30,
(in thousands)	2021	2020
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$943,969	$1,070,190
Restricted cash	481,922	431,651
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,425,891	$1,501,841

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

Brown & Brown conducts most of its operations within the United States of America. International operations include, Retail operations in Bermuda, the Cayman Islands and Ireland, a National Programs operation in Canada, and a Wholesale Brokerage operation based in England. These operations earned $17.4 million and $9.1 million of total revenues for the three months ended September 30, 2021 and 2020, respectively. These operations earned $54.0 million and $25.4 million of total revenues for the nine months ended September 30, 2021 and 2020, respectively. Tangible long-lived assets held outside of the United States as of September 30, 2021 and 2020 were not material.

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

	Three months ended September 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$423,421	$191,065	$112,468	$43,732	$(381)	$770,305
Investment income	$236	$136	$35	$—	$23	$430
Amortization	$19,057	$6,821	$2,360	$1,285	$—	$29,523
Depreciation	$2,775	$2,987	$649	$374	$2,415	$9,200
Interest expense	$22,417	$2,190	$3,916	$680	$(13,028)	$16,175
Income before income taxes	$71,639	$72,358	$29,365	$7,080	$16,047	$196,489
Total assets	$7,385,770	$3,789,376	$1,918,263	$449,494	$(3,913,737)	$9,629,166
Capital expenditures	$2,092	$4,660	$210	$887	$1,626	$9,475

	Three months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$359,473	$168,018	$101,239	$43,497	$1,735	$673,962
Investment income	$19	$205	$45	$—	$80	$349
Amortization	$16,624	$7,100	$1,945	$1,390	$—	$27,059
Depreciation	$2,347	$2,300	$548	$355	$1,097	$6,647
Interest expense	$20,519	$5,335	$2,488	$1,004	$(16,112)	$13,234
Income before income taxes	$56,057	$47,171	$35,038	$6,041	$14,221	$158,528
Total assets	$6,583,606	$3,530,345	$1,646,287	$467,889	$(3,432,748)	$8,795,379
Capital expenditures	$5,232	$2,203	$1,170	$584	$10,693	$19,882

	Nine months ended September 30, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,347,435	$522,232	$307,934	$135,593	$(261)	$2,312,933
Investment income	$271	$423	$120	$3	$92	$909
Amortization	$56,892	$20,558	$7,121	$3,991	$—	$88,562
Depreciation	$8,337	$7,498	$1,973	$1,120	$6,529	$25,457
Interest expense	$67,641	$9,188	$12,220	$2,219	$(42,466)	$48,802
Income before income taxes	$293,342	$180,222	$74,539	$24,002	$49,899	$622,004
Total assets	$7,385,770	$3,789,376	$1,918,263	$449,494	$(3,913,737)	$9,629,166
Capital expenditures	$5,779	$11,313	$1,311	$1,396	$14,818	$34,617

	Nine months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,119,524	$451,098	$267,790	$130,879	$1,973	$1,971,264
Investment income	$143	$597	$141	$—	$963	$1,844
Amortization	$49,363	$20,331	$6,326	$4,170	$—	$80,190
Depreciation	$6,530	$6,298	$1,446	$1,059	$3,503	$18,836
Interest expense	$63,620	$15,212	$6,793	$3,137	$(46,428)	$42,334
Income before income taxes	$221,549	$125,160	$77,432	$22,557	$46,485	$493,183
Total assets	$6,583,606	$3,530,345	$1,646,287	$467,889	$(3,432,748)	$8,795,379
Capital expenditures	$10,959	$5,248	$2,952	$1,057	$35,604	$55,820

NOTE 13 Investments

At September 30, 2021, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$31,756	$239	$(172)	$31,823
Corporate debt	8,288	160	(23)	8,425
Total	$40,044	$399	$(195)	$40,248

At September 30, 2021, the Company held $31.8 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $8.4 million issued by corporations with investment grade ratings. Of that total, $8.9 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$15,987	$(141)	$969	$(31)	$16,956	$(172)
Corporate debt	2,929	(23)	—	—	2,929	(23)
Total	$18,916	$(164)	$969	$(31)	$19,885	$(195)

At September 30, 2021, the Company had 21 securities in an unrealized loss position. The unrealized losses for the period ended September 30, 2021 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2021.

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

The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2021 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$8,801	$8,899
Due after one year through five years	30,243	30,379
Due after five years	1,000	970
Total	$40,044	$40,248

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,214	$11,283
Due after one year through five years	23,348	23,976
Due after five years	1,000	995
Total	$35,562	$36,254

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $7.70 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $9.3 million in the period of January 1, 2021 to September 30, 2021. These proceeds were principally used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on the sale of securities for the period from January 1, 2021 to September 30, 2021 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At September 30, 2021, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Nine months ended September 30,
(in thousands)	Written	Earned
Direct premiums	$577,348	$543,712
Ceded premiums	(577,332)	(543,696)
Net premiums	$16	$16

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.0% expense allowance from January 1, 2021 through September 30, 2021. For the period from January 1, 2021 through September 30, 2021, the Company ceded $575.5 million of written premiums to FEMA, with $1.8 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of September 30, 2021 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $220.4 million and prepaid reinsurance premiums of $411.3 million. There was no change in the net balance in the reserve for losses and loss adjustment expense during the period January 1, 2021 through September 30, 2021, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2021 was $220.4 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $35.1 million at September 30, 2021 and $32.6 million as of December 31, 2020. For the period from January 1, 2021 through September 30, 2021, WNFIC generated statutory net income of $1.0 million. For the period from January 1, 2020 through December 31, 2020, WNFIC generated statutory net income of $0.8 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2020 and the maximum dividend payout that may be made in 2021 without prior approval is $3.3 million.

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

From July 1, 2021 to September 30, 2021, the Company completed share repurchases in the open market of 21,795 shares at a total cost of $1.1 million, at an average price of $52.26 per share.

From April 1, 2021 to June 30, 2021, the Company completed share repurchases in the open market of 232,243 shares at a total cost of $11.4 million, at an average price of $49.11 per share.

From January 1, 2021 to March 31, 2021, the Company completed share repurchases in the open market of 1,557,815 shares at a total cost of $70.0 million, at an average price of $44.95 per share.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $323.6 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company issued 106,586 shares at a total value of $4.9 million associated with business combinations.

During the first quarter, the Company paid a dividend of $.0925 per share, which was approved by the Board of Directors on January 22, 2021 and paid on February 17, 2021 for a total of $26.1 million. During the second quarter, the Company paid a dividend of $.0925 per share, which was approved by the Board of Directors on April 26, 2021 and paid on May 19, 2021 for a total of $26.1 million. During the third quarter, the Company paid a dividend of $.0925 per share, which was approved by the Board of Directors on July 21, 2021 and paid on August 18, 2021 for a total of $26.1 million.

On October 19, 2021 the Board of Directors approved a dividend of $.1025 per share payable on November 17, 2021 to shareholders of record on November 3, 2021.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the two discussions should be read together.

GENERAL

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) remains dynamic with uncertainty around its duration and broader impact. We continue to monitor and assess the situation and will further adapt our business practices over the coming quarters to best serve our customers and protect our employees. While there is optimism resulting from the further reopening of the economy and the availability of vaccines, we continue to assess the situation given the risks associated with variant strains of COVID-19.

Company Overview — Third Quarter of 2021

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

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic, and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent and sustained growth over the long-term.

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) the period-over-period impact of foreign currency translation, which is calculated by applying current-year foreign exchange rates to the same period in the prior year. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.

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

Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2021 increased by $4.9 million from the third quarter of 2020. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions and GSCs in 2021 that we did not qualify for in the prior year.

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

For the three months ended September 30, 2021, our total commissions and fees growth rate was 14.6%, and our consolidated Organic Revenue growth rate was 8.5%.

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

Income before income taxes for the three months ended September 30, 2021 increased from the third quarter of 2020 by $38.0 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and management of our expense base.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2021, we acquired 572 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$746,632	$653,261	14.3%	$2,231,876	$1,897,163	17.6%
Profit-sharing contingent commissions	17,618	13,739	28.2%	63,163	56,334	12.1%
Guaranteed supplemental commissions	5,404	4,396	22.9%	14,571	12,559	16.0%
Investment income	430	349	23.2%	909	1,844	(50.7)%
Other income, net	221	2,217	(90.0)%	2,414	3,364	(28.2)%
Total revenues	770,305	673,962	14.3%	2,312,933	1,971,264	17.3%
EXPENSES
Employee compensation and benefits	394,997	362,767	8.9%	1,220,107	1,058,907	15.2%
Other operating expenses	101,071	91,403	10.6%	291,690	274,103	6.4%
(Gain)/loss on disposal	(288)	(994)	(71.0)%	(4,332)	(1,285)	NMF
Amortization	29,523	27,059	9.1%	88,562	80,190	10.4%
Depreciation	9,200	6,647	38.4%	25,457	18,836	35.2%
Interest	16,175	13,234	22.2%	48,802	42,334	15.3%
Change in estimated acquisition earn-out payables	23,138	15,318	51.1%	20,643	4,996	NMF
Total expenses	573,816	515,434	11.3%	1,690,929	1,478,081	14.4%
Income before income taxes	196,489	158,528	23.9%	622,004	493,183	26.1%
Income taxes	50,135	24,549	104.2%	136,617	110,020	24.2%
NET INCOME	$146,354	$133,979	9.2%	$485,387	$383,163	26.7%
Income Before Income Taxes Margin (1)	25.5%	23.5%		26.9%	25.0%
EBITDAC (2)	$274,525	$220,786	24.3%	$805,468	$639,539	25.9%
EBITDAC Margin (2)	35.6%	32.8%		34.8%	32.4%
Organic Revenue growth rate (2)	8.5%	4.3%		10.8%	3.5%
Employee compensation and benefits relative to total revenues	51.3%	53.8%		52.8%	53.7%
Other operating expenses relative to total revenues	13.1%	13.6%		12.6%	13.9%
Capital expenditures	$9,475	$19,882	(52.3)%	$34,617	$55,820	(38.0)%
Total assets at September 30,				$9,629,166	$8,795,379	9.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2021 increased $98.3 million to $769.7 million, or 14.6%, over the same period in 2020. Core commissions and fees revenue for the third quarter of 2021 increased $93.4 million, composed of (i) approximately $55.6 million of net new and renewal business, which reflects an Organic Revenue growth rate of 8.5%; (ii) $38.5 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $0.3 million; and (iv) an offsetting decrease of $1.0 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions and GSCs for the third quarter of 2021 increased by $4.9 million, or 26.9%, compared to the same period in 2020.

For the nine months ended September 30, 2021, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $343.6 million to $2,309.6 million, or 17.5%, over the same period in 2020. Core commissions and fees revenue for the nine months ended September 30, 2021 increased $334.7 million, composed of: (i) approximately $205.6 million of net new and renewal business, which reflects an Organic Revenue growth rate of 10.8%; (ii) $131.2 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $1.0 million; and (iv) an offsetting decrease of $3.1 million related to commissions and fees revenue from businesses divested in the preceding 12 months. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2021 increased by $8.8 million, or 12.8%, compared to the same period in 2020.

Investment Income

Investment income for the three months ended September 30, 2021 increased $0.1 million, or 23.2%, from the same period in 2020. Investment income for the nine months ended September 30, 2021 decreased $0.9 million, or 28.2%, from the same period in 2020. The increase for the quarter was primarily driven by higher average cash balances as compared to the prior year, and the decrease for the nine months ended September 2021 was primarily driven by lower interest rates as compared to the prior year.

Other Revenues

Other revenue for the three months ended September 30, 2021 was $0.2 million, compared with $2.2 million in the same period in 2020. Other income for the nine months ended September 30, 2021 was $2.4 million, compared with $3.4 million in the same period in 2020. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 51.3% for the three months ended September 30, 2021 as compared to 53.8% for the three months ended September 30, 2020, and increased 8.9%, or $32.2 million. This increase included $12.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $19.6 million or 5.4%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in accrued performance bonuses; and (iii) an increase in producer compensation associated with revenue growth.

Employee compensation and benefits expense as a percentage of total revenues was 52.8% for the nine months ended September 30, 2021 as compared to 53.7% for the nine months ended September 30, 2020, and increased 15.2%, or $161.2 million. This increase included $51.2 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $110.0 million or 10.5%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in accrued performance bonuses; and (iii) an increase in producer compensation associated with revenue growth.

Other Operating Expenses

Other operating expenses represented 13.1% of total revenues for the third quarter of 2021 as compared to 13.6% for the third quarter of 2020. Other operating expenses for the third quarter of 2021 increased $9.7 million, or 10.6%, from the same period of 2020. The net increase included: (i) $9.7 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020; and (ii) increased variable expenses with higher travel and entertainment being the largest driver which was substantially offset by non-recurring legal costs and the write-off of certain receivables in one of our programs where it was determined the collectability was in doubt recorded in the third quarter of 2020.

Other operating expenses represented 12.6% of total revenues for the nine months ended September 30, 2021, as compared to 13.9% for the nine months ended September 30, 2020. Other operating expenses for the first nine months of 2021 increased $17.6 million, or 6.4%, from the same period of 2020. The net increase included: (i) $31.2 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020; partially offset by (ii) non-recurring legal costs and the write-off recorded in the third quarter of 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt and which did not recur in the third quarter of 2021; and (iii) lower variable operating expenses, including travel and entertainment and meeting-related expenses, primarily resulting from responses to COVID-19.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2021 decreased $0.7 million from the third quarter of 2020. Gain on disposal for the nine months ended September 30, 2021 increased $3.0 million from the nine months ended September 30, 2020. The changes in the (gain)/loss on disposal were due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2021 increased $2.5 million, or 9.1%, compared to the third quarter of 2020. Amortization expense for the nine months ended September 30, 2021 increased $8.4 million, or 10.4%, compared to the nine months ended September 30,

2020. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the third quarter of 2021 increased $2.6 million, or 38.4%, compared to the third quarter of 2020. Depreciation expense for the nine months ended September 30, 2021 increased $6.6 million, or 35.2%, compared to the nine months ended September 30, 2020. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, and net additions of fixed assets resulting from businesses acquired in the past 12 months, which were partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the third quarter of 2021 increased $2.9 million, or 22.2%, compared to the third quarter of 2020. Interest expense for the nine months ended September 30, 2021 increased $6.5 million, or 15.3%, compared to the first nine months of 2020. These increases were due to higher average debt balances from increased borrowings associated with the issuance of bonds in September 2020, partially offset by the decrease in interest rates associated with our floating rate debt balances.

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

As of September 30, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Change in fair value of estimated acquisition earn-out payables	$21,855	$13,433	$15,814	$(516)
Interest expense accretion	1,283	1,885	4,829	5,512
Net change in earnings from estimated acquisition earn-out payables	$23,138	$15,318	$20,643	$4,996

For the three months and nine months ended September 30, 2021, the fair value of estimated earn-out payables was re-evaluated and increased by $21.9 million and $15.8 million, respectively, which resulted in charges to the Condensed Consolidated Statements of Income, respectively.

As of September 30, 2021, estimated acquisition earn-out payables totaled $262.9 million, of which $94.2 million was recorded as accounts payable and $168.7 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2021 and 2020 was 25.5% and 15.5% respectively. The effective tax rate on income from operations for the nine months ended September 30, 2021 and 2020 was 22.0% and 22.3%, respectively. The increase for the three months ended September 30, 2021 was driven primarily by the tax benefit associated with incremental vesting of restricted stock awards in the third quarter of 2020. In 2016, we began issuing the majority of our restricted stock awards in the first quarter of each year, and the vesting of such awards is generally tied to the fifth anniversary of the date of grant, subject to certain exceptions.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$422,667	$359,022	$190,920	$167,802	$112,335	$101,075	$43,732	$43,497	$769,654	$671,396
Total change	$63,645		$23,118		$11,260		$235		$98,258
Total growth %	17.7%		13.8%		11.1%		0.5%		14.6%
Profit-sharing contingent commissions	(8,705)	(6,359)	(6,499)	(5,499)	(2,414)	(1,881)	—	—	(17,618)	(13,739)
GSCs	(4,454)	(3,591)	(549)	(182)	(401)	(623)	—	—	(5,404)	(4,396)
Core commissions and fees	$409,508	$349,072	$183,872	$162,121	$109,520	$98,571	$43,732	$43,497	$746,632	$653,261
Acquisitions	(32,662)	—	—	—	(5,873)	—	—	—	(38,535)	—
Dispositions	—	(1,014)	—	—	—	—	—	—	—	(1,014)
Foreign currency translation	—	—	—	262	—	—	—	—	—	262
Organic Revenue (2)	$376,846	$348,058	$183,872	$162,383	$103,647	$98,571	$43,732	$43,497	$708,097	$652,509
Organic Revenue growth (2)	$28,788		$21,489		$5,076		$235		$55,588
Organic Revenue growth rate (2)	8.3%		13.2%		5.1%		0.5%		8.5%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$359,022	$337,821	$167,802	$142,487	$101,075	$86,986	$43,497	$50,069	$671,396	$617,363
Total change	$21,201		$25,315		$14,089		$(6,572)		$54,033
Total growth %	6.3%		17.8%		16.2%		(13.1)%		8.8%
Profit-sharing contingent commissions	(6,359)	(7,848)	(5,499)	(4,412)	(1,881)	(1,927)	—	—	(13,739)	(14,187)
GSCs	(3,591)	(3,415)	(182)	(609)	(623)	(598)	—	—	(4,396)	(4,622)
Core commissions and fees	349,072	326,558	162,121	137,466	98,571	84,461	43,497	50,069	653,261	598,554
Acquisition revenues	$(11,808)	$—	$(13,043)	$—	$(7,145)	$—	$—	$—	$(31,996)	$—
Divested business	—	(2,647)	—	—	—	—	—	—	—	(2,647)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Organic Revenue (2)	337,264	323,911	149,078	137,466	91,426	84,461	43,497	50,069	621,265	595,907
Organic Revenue growth (2)	$13,353		$11,612		$6,965		$(6,572)		$25,358
Organic Revenue growth rate (2)	4.1%		8.4%		8.2%		(13.1)%		4.3%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$1,344,914	$1,117,371	$521,624	$450,469	$307,482	$267,337	$135,590	$130,879	$2,309,610	$1,966,056
Total change	$227,543		$71,155		$40,145		$4,711		$343,554
Total growth %	20.4%		15.8%		15.0%		3.6%		17.5%
Profit-sharing contingent commissions	(32,848)	(29,380)	(23,833)	(20,478)	(6,482)	(6,476)	—	—	(63,163)	(56,334)
GSCs	(12,383)	(11,429)	(1,316)	525	(872)	(1,655)	—	—	(14,571)	(12,559)
Core commissions and fees	1,299,683	1,076,562	496,475	430,516	300,128	259,206	135,590	130,879	2,231,876	1,897,163
Acquisitions	$(102,890)	$—	$(8,151)	$—	$(20,192)	$—	$—	$—	$(131,233)	$—
Dispositions	—	(3,072)	—	—	—	—	—	—	—	(3,072)
Foreign currency translation	—	—	—	978	—	—	—	—	—	$978
Organic Revenue (2)	1,196,793	1,073,490	488,324	431,494	279,936	259,206	135,590	130,879	2,100,643	1,895,069
Organic Revenue growth (2)	$123,303		$56,830		$20,730		$4,711		$205,574
Organic Revenue growth % (2)	11.5%		13.2%		8.0%		3.6%		10.8%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$1,117,371	$1,036,093	$450,469	$383,118	$267,337	$238,271	$130,879	$150,276	$1,966,056	$1,807,758
Total change	$81,278		$67,351		$29,066		$(19,397)		$158,298
Total growth %	7.8%		17.6%		12.2%		(12.9)%		8.8%
Profit-sharing contingent commissions	(29,380)	(26,054)	(20,478)	(9,365)	(6,476)	(6,073)	—	—	(56,334)	(41,492)
GSCs	(11,429)	(9,211)	525	(10,225)	(1,655)	(1,564)	—	—	(12,559)	(21,000)
Core commissions and fees	$1,076,562	$1,000,828	$430,516	$363,528	$259,206	$230,634	$130,879	$150,276	$1,897,163	$1,745,266
Acquisition revenues	(58,387)	—	(24,841)	—	(16,010)	—	(1,484)	—	(100,722)	—
Divested business	—	(9,625)	—	(376)	—	1	—	—	—	(10,000)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Organic Revenue (2)	$1,018,175	$991,203	$405,675	$363,152	$243,196	$230,635	$129,395	$150,276	$1,796,441	$1,735,266
Organic Revenue growth (2)	$26,972		$42,523		$12,561		$(20,881)		$61,175
Organic Revenue growth % (2)	2.7%		11.7%		5.4%		(13.9)%		3.5%
(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$71,639	$72,358	$29,365	$7,080	$16,047	$196,489
Income Before Income Taxes Margin(1)	16.9%	37.9%	26.1%	16.2%	NMF	25.5%
Amortization	19,057	6,821	2,360	1,285	—	29,523
Depreciation	2,775	2,987	649	374	2,415	9,200
Interest	22,417	2,190	3,916	680	(13,028)	16,175
Change in estimated acquisition earn-out payables	17,316	37	5,785	—	—	23,138
EBITDAC(2)	$133,204	$84,393	$42,075	$9,419	$5,434	$274,525
EBITDAC Margin(2)	31.5%	44.2%	37.4%	21.5%	NMF	35.6%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$56,057	$47,171	$35,038	$6,041	$14,221	$158,528
Income Before Income Taxes Margin(1)	15.6%	28.1%	34.6%	13.9%	NMF	23.5%
Amortization	16,624	7,100	1,945	1,390	—	27,059
Depreciation	2,347	2,300	548	355	1,097	6,647
Interest	20,519	5,335	2,488	1,004	(16,112)	13,234
Change in estimated acquisition earn-out payables	11,376	3,814	128	—	—	15,318
EBITDAC(2)	$106,923	$65,720	$40,147	$8,790	$(794)	$220,786
EBITDAC Margin(2)	29.7%	39.1%	39.7%	20.2%	NMF	32.8%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$293,342	$180,222	$74,539	$24,002	$49,899	$622,004
Income Before Income Taxes Margin(1)	21.8%	34.5%	24.2%	17.7%	NMF	26.9%
Amortization	56,892	20,557	7,121	3,991	1	88,562
Depreciation	8,337	7,498	1,973	1,120	6,529	25,457
Interest	67,641	9,188	12,220	2,219	(42,466)	48,802
Change in estimated acquisition earn-out payables	20,838	(8,239)	8,044	—	—	20,643
EBITDAC(2)	$447,050	$209,226	$103,897	$31,332	$13,963	$805,468
EBITDAC Margin(2)	33.2%	40.1%	33.7%	23.1%	NMF	34.8%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$221,549	$125,160	$77,432	$22,557	$46,485	$493,183
Income Before Income Taxes Margin(1)	19.8%	27.7%	28.9%	17.2%	NMF	25.0%
Amortization	49,363	20,331	6,326	4,170	—	80,190
Depreciation	6,530	6,298	1,446	1,059	3,503	18,836
Interest	63,620	15,212	6,793	3,137	(46,428)	42,334
Change in estimated acquisition earn-out payables	5,406	2,821	(146)	(3,085)	—	4,996
EBITDAC(2)	$346,468	$169,822	$91,851	$27,838	$3,560	$639,539
EBITDAC Margin(2)	30.9%	37.6%	34.3%	21.3%	NMF	32.4%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 77.3% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by ASC 340, Other Assets and Deferred Costs, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$409,911	$349,381	17.3%	$1,301,003	$1,077,516	20.7%
Profit-sharing contingent commissions	8,705	6,359	36.9%	32,848	29,380	11.8%
Guaranteed supplemental commissions	4,454	3,591	24.0%	12,383	11,429	8.3%
Investment income	236	19	NMF	271	143	89.5%
Other income, net	115	123	(6.5)%	930	1,056	(11.9)%
Total revenues	423,421	359,473	17.8%	1,347,435	1,119,524	20.4%
EXPENSES
Employee compensation and benefits	225,923	202,302	11.7%	710,906	612,494	16.1%
Other operating expenses	64,582	51,242	26.0%	193,820	161,847	19.8%
(Gain)/loss on disposal	(288)	(994)	(71.0)%	(4,341)	(1,285)	NMF
Amortization	19,057	16,624	14.6%	56,892	49,363	15.3%
Depreciation	2,775	2,347	18.2%	8,337	6,530	27.7%
Interest	22,417	20,519	9.2%	67,641	63,620	6.3%
Change in estimated acquisition earn-out payables	17,316	11,376	52.2%	20,838	5,406	NMF
Total expenses	351,782	303,416	15.9%	1,054,093	897,975	17.4%
Income before income taxes	$71,639	$56,057	27.8%	$293,342	$221,549	32.4%
Income Before Income Taxes Margin (1)	16.9%	15.6%		21.8%	19.8%
EBITDAC (2)	$133,204	$106,923	24.6%	$447,050	$346,468	29.0%
EBITDAC Margin (2)	31.5%	29.7%		33.2%	30.9%
Organic Revenue growth rate (2)	8.3%	4.1%		11.5%	2.7%
Employee compensation and benefits relative to total revenues	53.4%	56.3%		52.8%	54.7%
Other operating expenses relative to total revenues	15.3%	14.3%		14.4%	14.5%
Capital expenditures	$2,092	$5,232	(60.0)%	$5,779	$10,959	(47.3)%
Total assets at September 30,				$7,385,770	$6,583,606	12.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended September 30, 2021 increased 17.8%, or $63.9 million, as compared to the same period in 2020, to $423.4 million. The $60.5 million increase in core commissions and fees revenue was driven by: (i) approximately $32.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; (ii) an increase of $28.8 million related to net new and renewal business; offset by (iii) a decrease of $1.0 million related to commissions and fees recorded in 2020 from businesses since divested. Profit-sharing contingent commissions and GSCs for the third quarter of 2021 increased 32.3%, or $3.2 million, as compared to the same period in 2020, to $13.2 million. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions and GSCs in 2021 that we did not qualify for in the prior year. The Retail Segment’s total commissions and fees increased by 17.7%, and the Organic Revenue growth rate was 8.3% for the third quarter of 2021. The Organic Revenue growth rate was driven by revenue from net new business, which was impacted by rate increases in most lines of business with the most pronounced being the continued increases in commercial property, professional liability, and condo property, partially offset by continued premium rate reductions in workers’ compensation. Organic Revenue growth was realized across all lines of business.

Income before income taxes for the three months ended September 30, 2021 increased 27.8%, or $15.6 million, as compared to the same period in 2020, to $71.6 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) intercompany interest and amortization expenses growing slower than EBITDAC; partially offset by (iii) an increase to the change in estimated acquisition earn-out payables.

EBITDAC for the three months ended September 30, 2021 increased 24.6%, or $26.3 million, as compared to the same period in 2020, to $133.2 million. EBITDAC Margin for the three months ended September 30, 2021 increased to 31.5% from 29.7% in the same period in 2020. The increase in EBITDAC Margin was driven by: (i) the total revenue increase; and (ii) higher profit-sharing contingent commissions and GSCs; which were partially offset by slightly higher variable operating expenses.

The Retail Segment’s total revenues for the nine months ended September 30, 2021 increased 20.4%, or $227.9 million, as compared to the same period in 2020, to $1,347.4 million. The $223.5 million increase in core commissions and fees revenue was driven by: (i) approximately $102.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; (ii) an increase of $123.7 million related to net new and renewal business; and (iii) an offsetting decrease of $3.1 million related to commissions and fees recorded in 2020 from businesses since divested. Profit-sharing contingent commissions and GSCs for the nine months of 2021 increased 10.8%, or $4.4 million, as compared to the same period in 2020, to $45.2 million. The Retail Segment’s total commissions and fees increased by 20.4%, and the Organic Revenue growth rate was 11.5% for the first nine months of 2021. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial P&C, and professional liability, partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for the nine months ended September 30, 2021 increased 32.4%, or $71.8 million, as compared to the same period in 2020, to $293.3 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; (iii) intercompany interest and amortization growing slower than EBITDAC; which were partially offset by (iv) an increase in the change in estimated acquisition earn-out payables.

EBITDAC for the nine months ended September 30, 2021 increased 29.0%, or $100.6 million, as compared to the same period in 2020, to $447.1 million. EBITDAC Margin for the nine months ended September 30, 2021 increased to 33.2% from 30.9% in the same period in 2020. The increases in EBITDAC and EBITDAC Margin were primarily driven by: (i) the net increase in revenue of $227.9 million; and (ii) cost savings delivered in response to COVID-19; which were partially offset by (iii) higher non-cash stock-based compensation.

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

Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$183,872	$162,121	13.4%	$496,475	$430,516	15.3%
Profit-sharing contingent commissions	6,499	5,499	18.2%	23,833	20,478	16.4%
Guaranteed supplemental commissions	549	182	NMF	1,316	(525)	NMF
Investment income	136	205	(33.7)%	423	597	(29.1)%
Other income, net	9	11	(18.2)%	185	32	NMF
Total revenues	191,065	168,018	13.7%	522,232	451,098	15.8%
EXPENSES
Employee compensation and benefits	74,097	67,785	9.3%	218,097	190,998	14.2%
Other operating expenses	32,575	34,513	(5.6)%	94,909	90,278	5.1%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	6,821	7,100	(3.9)%	20,557	20,331	1.1%
Depreciation	2,987	2,300	29.9%	7,498	6,298	19.1%
Interest	2,190	5,335	(59.0)%	9,188	15,212	(39.6)%
Change in estimated acquisition earn-out payables	37	3,814	(99.0)%	(8,239)	2,821	NMF
Total expenses	118,707	120,847	(1.8)%	342,010	325,938	4.9%
Income before income taxes	$72,358	$47,171	53.4%	$180,222	$125,160	44.0%
Income Before Income Taxes Margin (1)	37.9%	28.1%		34.5%	27.7%
EBITDAC (2)	$84,393	$65,720	28.4%	$209,226	$169,822	23.2%
EBITDAC Margin (2)	44.2%	39.1%		40.1%	37.6%
Organic Revenue growth rate (2)	13.2%	8.4%		13.2%	11.7%
Employee compensation and benefits relative to total revenues	38.8%	40.3%		41.8%	42.3%
Other operating expenses relative to total revenues	17.0%	20.5%		18.2%	20.0%
Capital expenditures	$4,660	$2,203	111.5%	$11,313	$5,248	115.6%
Total assets at September 30,				$3,789,376	$3,530,345	7.3%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended September 30, 2021 increased 13.7%, or $23.0 million, as compared to the same period in 2020, to $191.1 million. The $21.8 million increase in core commissions and fees revenue was driven by: (i) approximately $21.5 million related to net new and renewal business; and (ii) a positive impact from foreign currency translation of $0.3 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2021 increased approximately $1.4 million compared to the third quarter of 2020.

The National Programs Segment’s total commissions and fees increased by 13.8%, and the Organic Revenue growth rate was 13.2% for the three months ended September 30, 2021. The Organic Revenue growth was driven primarily by strong net new business, retention and rate increases for many programs.

Income before income taxes for the three months ended September 30, 2021 increased 53.4%, or $25.2 million, as compared to the same period in 2020, to $72.4 million. Income before income taxes increased due to: (i) the drivers of EBITDAC described below; (ii) decreased estimated acquisition earn-out payables; and (iii) lower intercompany interest expense.

EBITDAC for the three months ended September 30, 2021 increased 28.4%, or $18.7 million, from the same period in 2020, to $84.4 million. EBITDAC Margin for the three months ended September 30, 2021 increased to 44.2% from 39.1% in the same period in 2020. The EBITDAC growth was higher than total revenue growth due to leveraging our expense base and the impact of a non-recurring receivable write-off recorded in the prior year.

The National Programs Segment’s total revenue for the nine months ended September 30, 2021 increased 15.8%, or $71.1 million, as compared to the same period in 2020, to $522.2 million. The $66.0 million increase in core commissions and fees revenue was driven by: (i) $56.8 million related to net new and renewal business; (ii) approximately $8.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (iii) a positive impact from foreign currency translation of $1.0 million.

The National Programs Segment’s total commissions and fees increased by 15.8%, and the Organic Revenue growth rate was 13.2%, for the nine months ended September 30, 2021. The Organic Revenue growth was driven primarily by net new business, good retention and rate increases for many programs.

Income before income taxes for the nine months ended September 30, 2021 increased 44.0%, or $55.1 million, from the same period in 2020, to $180.2 million. Income before income taxes increased due to: (i) the drivers of EBITDAC described below; (ii) decreased estimated acquisition earn-out payables; and (iii) lower intercompany interest expense.

EBITDAC for the nine months ended September 30, 2021 increased 23.2%, or $39.4 million, as compared to the same period in 2020, to $209.2 million. EBITDAC Margin for the nine months ended September 30, 2021 increased to 40.1% from 37.6% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin was driven by: (i) total revenue growth; (ii) leveraging our expense base; and (iii) cost savings delivered in response to COVID-19; (iv) the impact of a non-recurring receivable write-off recorded in the prior year; partially offset by (v) incremental costs associated with the onboarding of new customers and increased non-cash stock-based compensation.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$109,520	$98,571	11.1%	$300,128	$259,206	15.8%
Profit-sharing contingent commissions	2,414	1,881	28.3%	6,482	6,476	0.1%
Guaranteed supplemental commissions	401	623	(35.6)%	872	1,655	(47.3)%
Investment income	35	45	(22.2)%	120	141	(14.9)%
Other income, net	98	119	(17.6)%	332	312	6.4%
Total revenues	112,468	101,239	11.1%	307,934	267,790	15.0%
EXPENSES
Employee compensation and benefits	55,262	47,483	16.4%	160,045	136,576	17.2%
Other operating expenses	15,131	13,609	11.2%	43,992	39,363	11.8%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	2,360	1,945	21.3%	7,121	6,326	12.6%
Depreciation	649	548	18.4%	1,973	1,446	36.4%
Interest	3,916	2,488	57.4%	12,220	6,793	79.9%
Change in estimated acquisition earn-out payables	5,785	128	NMF	8,044	(146)	NMF
Total expenses	83,103	66,201	25.5%	233,395	190,358	22.6%
Income before income taxes	$29,365	$35,038	(16.2)%	$74,539	$77,432	(3.7)%
Income Before Income Taxes Margin (1)	26.1%	34.6%		24.2%	28.9%
EBITDAC (2)	$42,075	$40,147	4.8%	$103,897	$91,851	13.1%
EBITDAC Margin (2)	37.4%	39.7%		33.7%	34.3%

Organic Revenue growth rate (2)	5.1%	8.2%		8.0%	5.4%
Employee compensation and benefits relative to total revenues	49.1%	46.9%		52.0%	51.0%
Other operating expenses relative to total revenues	13.5%	13.4%		14.3%	14.7%
Capital expenditures	$210	$1,170	(82.1)%	$1,311	$2,952	(55.6)%
Total assets at September 30,				$1,918,263	$1,646,287	16.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2021 increased 11.1%, or $11.2 million, as compared to the same period in 2020, to $112.5 million. The $10.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (ii) $5.1 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the third quarter of 2021 increased $0.3 million compared to the third quarter of 2020. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 11.1%, and the Organic Revenue growth rate was 5.1% for the third quarter of 2021. The Organic Revenue growth rate was driven by rate increases for most lines of coverage as well as new business.

Income before income taxes for the three months ended September 30, 2021 decreased 16.2%, or $5.7 million, as compared to the same period in 2020, to $29.4 million. The decrease was due to an increase in the change in estimated acquisition earnout payables and intercompany interest expense; which was partially offset by the drivers of EBITDAC described below.

EBITDAC for the three months ended September 30, 2021 increased 4.8%, or $1.9 million, as compared to the same period in 2020, to $42.1 million. EBITDAC Margin for the three months ended September 30, 2021 decreased to 37.4% from 39.7%, as compared to the same period in 2020. EBITDAC Margin decreased due to: (i) higher broker compensation; (ii) slightly higher variable expenses as compared to prior year; and (iii) non recurring intercompany IT charges.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2021 increased 15.0%, or $40.1 million, as compared to the same period in 2020, to $307.9 million. The $40.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $20.2 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (ii) $20.7 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first nine months of 2021 decreased approximately $0.8 million compared to the same period of 2020. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 15.0%, and the Organic Revenue growth rate was 8.0% for the first nine months of 2021. The Organic Revenue growth rate was driven by: (i) rate increases for most lines of coverage; and (ii) net new business and exposure unit expansion during the first nine months of 2021.

Income before income taxes for the nine months ended September 30, 2021 decreased 3.7%, or $2.9 million, as compared to the same period in 2020, to $74.5 million. The decrease was due to an increase in the change in estimated acquisition earnout payables and intercompany interest expense; which was partially offset by the drivers of EBITDAC described below.

EBITDAC for the nine months ended September 30, 2021 increased 13.1%, or $12.0 million, as compared to the same period in 2020, to $103.9 million. EBITDAC Margin for the nine months ended September 30, 2021 decreased to 33.7% from 34.3% in the same period in 2020. The increase in EBITDAC was due to: (i) the profit of newly acquired businesses; and (ii) leveraging our expense base; partially offset by (iii) slightly higher variable expenses as compared to prior year.

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

Financial information relating to our Services Segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
REVENUES
Core commissions and fees	$43,732	$43,497	0.5%	$135,590	$130,879	3.6%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	3	—	—%
Other income, net	—	—	—%	—	—	—%
Total revenues	43,732	43,497	0.5%	135,593	130,879	3.6%
EXPENSES
Employee compensation and benefits	22,230	22,144	0.4%	67,034	66,495	0.8%
Other operating expenses	12,083	12,563	(3.8)%	37,218	36,546	1.8%
(Gain)/loss on disposal	—	—	—%	9	—	—%
Amortization	1,285	1,390	(7.6)%	3,991	4,170	(4.3)%
Depreciation	374	355	5.4%	1,120	1,059	5.8%
Interest	680	1,004	(32.3)%	2,219	3,137	(29.3)%
Change in estimated acquisition earn-out payables	—	—	—%	—	(3,085)	100.0%
Total expenses	36,652	37,456	(2.1)%	111,591	108,322	3.0%
Income before income taxes	$7,080	$6,041	17.2%	$24,002	$22,557	6.4%
Income Before Income Taxes Margin (1)	16.2%	13.9%		17.7%	17.2%
EBITDAC (2)	$9,419	$8,790	7.2%	$31,332	$27,838	12.6%
EBITDAC Margin (2)	21.5%	20.2%		23.1%	21.3%
Organic Revenue growth rate (2)	0.5%	(13.1)%		3.6%	(13.9)%
Employee compensation and benefits relative to total revenues	50.8%	50.9%		49.4%	50.8%
Other operating expenses relative to total revenues	27.6%	28.9%		27.4%	27.9%
Capital expenditures	$887	$584	51.9%	$1,396	$1,057	32.1%
Total assets at September 30,				$449,494	$467,889	(3.9)%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended September 30, 2021 increased 0.5%, or $0.2 million, as compared to the same period in 2020, to $43.7 million. The Services Segment’s total commissions and fees and Organic Revenue growth rate was 0.5% for the third quarter of 2021 driven by: (i) expansion of existing programs; (ii) specialized claims handling in our advisory business; and (iii) COVID-19 travel restricted claims; which were partially offset by (iv) lower claims in our advocacy businesses.

Income before income taxes for the three months ended September 30, 2021 increased 17.2%, or $1.0 million, as compared to the same period in 2020, to $7.1 million. Income before income taxes increased faster than EBITDAC due to lower intercompany interest expense and amortization.

EBITDAC for the three months ended September 30, 2021 increased 7.2%, or $0.6 million, from the same period in 2020, to $9.4 million. EBITDAC Margin for the three months ended September 30, 2021 increased to 21.5% from 20.2% in the same period in 2020. The increases in EBITDAC and EBITDAC Margin were driven by continued expense management.

The Services Segment’s total revenues for the nine months ended September 30, 2021 increased 3.6%, or $4.7 million from the same period in 2020, to $135.6 million. The Services Segment’s total commissions and fees and Organic Revenue growth rate was 3.6% for the first nine months of 2020. The increase in Organic Revenue was caused primarily by: (i) travel restricted claims due to COVID-19; (ii) specialized claims handling in our advocacy business; and (iii) weather related claim activity; which were partially offset by (iv) lower claims in our advocacy businesses.

Income before income taxes for the nine months ended September 30, 2021 increased 6.4%, or $1.4 million, from the same period in 2020, to $24.0 million. The increase was driven by: (i) a lower change in estimated acquisition earn-out payables as compared to the prior year; (ii) lower intercompany interest expense; and (iii) the drivers of EBITDAC described below.

EBITDAC for the nine months ended September 30, 2021 increased 12.6%, or $3.5 million, from the same period in 2020, to $31.3 million. EBITDAC Margin for the nine months ended September 30, 2021 increased to 23.1% from 21.3% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin were driven primarily by leveraging our expense base with higher Organic Revenue growth and lower variable expenses in response to COVID-19.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of September 30, 2021 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of September 30, 2021.

Contractual Cash Obligations

As of September 30, 2021, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,057,500	$290,000	$717,500	$—	$1,050,000
Other liabilities (1)	189,249	43,051	33,321	10,185	102,692
Operating leases (2)	245,316	48,375	83,494	55,619	57,828
Interest obligations	347,278	60,308	109,381	64,750	112,839
Unrecognized tax benefits	881	—	881	—	—
Maximum future acquisition contingency payments (3)	512,873	131,057	381,816	—	—
Total contractual cash obligations (4)	$3,353,097	$572,791	$1,326,393	$130,554	$1,323,359
(1)
Includes the current portion of other long-term liabilities, and approximately $31.1 million of deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in equal installments in each of December 2021 and December 2022.
(2)
Includes $12.2 million of future lease commitments expected to commence later in 2021 and 2022.
(3)
Includes $262.9 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate.
(4)
Does not include approximately $29.0 million of current liability for a dividend of $0.1025 per share approved by the Board of Directors on October 19, 2021.

Debt

Total debt at September 30, 2021 was $2,045.5 million net of unamortized discount and debt issuance costs, which was a decrease of $50.4 million compared to December 31, 2020. The decrease includes: (i) the repayment of the principal balance of $52.5 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $2.1 million.

During the nine months ended September 30, 2021, the Company repaid $30.0 million of principal related to the Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Amended and Restated Credit Agreement term loan had an outstanding balance of $260.0 million as of September 30, 2021.

The Company is in active dialogue with currently participating banks and potential new banks related to the refinancing of our Amended and Restated Credit Agreement which consists of the Revolving Credit Facility and term loan component. The renewed facilities are expected to consist of an $800.0 million revolving credit facility and $250.0 million term loan and will mature in five years from the time of renewal. Much of the terms and covenants within the agreement are expected to be unchanged when compared to the Amended and Restated Credit Agreement.

During the nine months ended September 30, 2021, the Company repaid $22.5 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $247.5 million as of September 30, 2021. The Company’s next scheduled amortized principal payment is due December 31, 2021 and is equal to $7.5 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2021 and December 31, 2020, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2021, we had $507.5 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to the Overnight London Interbank Offered Rate (“LIBOR”) and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing USD LIBOR on a representative basis.

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

Based upon our foreign currency rate exposure as of September 30, 2021, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2021. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2021, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2021:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
July 1, 2021 to July 31, 2021	43,543	$52.60	21,795	$323,622,993
August 1, 2021 to August 31, 2021	2,223	55.71	—	323,622,993
September 1, 2021 to September 30, 2021	1,074	58.73	—	323,622,993
Total	46,840	$52.89	21,795	$323,622,993

(1)
Of the shares reported in this column, 21,795 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.
(2)
During the quarter, the Company made shares repurchases in the open market of 21,795 shares at a total cost of $1.1 million.
(3)
On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $323.6 million. Between January 1, 2014 and September 30, 2021, the Company repurchased a total of approximately 18.5 million shares for an aggregate cost of approximately $673.9 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 26, 2021	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)