Form 10-K
period 2021-12-31
BROWN & BROWN, INC.
filed 2022-02-23
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,475,231,637.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 18, 2022 was 282,215,614.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tampa, Florida, United States of America

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report, including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Annual Report on Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
COVID-19 and the resulting governmental and societal responses, the severity and duration of COVID-19 (including through any new variant strains of the underlying virus), the effectiveness of and accessibility to vaccines, the pace and rate at which vaccines are administered, actions taken by governmental authorities in response to COVID-19 and the direct and indirect impact of COVID-19 on the U.S. economy, the global economy and the Company’s business, liquidity, customers, insurance carriers and third parties;
•
The effects of inflation;
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
•
Risks related to our international operations, which result in additional risks and require more management time and expense than our domestic operations to achieve or maintain profitability;
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

•
A decrease in demand for liability insurance as a result of tort reform legislation;
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
•
Effects related to pandemics, epidemics or outbreaks of infectious diseases;
•
Conditions that result in reduced insurer capacity;
•
Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production;
•
Intangible asset risk, including the possibility that our goodwill may become impaired in the future;
•
Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings; and
•
Other factors that the Company may not have currently identified or quantified.

Assumptions as to any of the foregoing, and all statements, are not based upon historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based upon a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements. All forward-looking statements made herein are made only as of the date of this filing, the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware.

PART I

ITEM 1. Business.

General

Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. We primarily operate as an agent or broker and therefore do not assume underwriting risks. An exception is the activity in The Wright Insurance Group, LLC (“Wright”), in which we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), excess flood and private flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. We also operate a capitalized captive insurance facility (the "Captive") for the purpose of having additional capacity on a quota sharing basis, currently focused on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captive buys reinsurance, limiting, but not eliminating the Company's exposure to underwriting losses.

The Company is compensated for its services primarily by commissions paid by insurance companies and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are usually a percentage of the premium paid by the insured and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some limited cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction and we recognize commissions net of any commissions paid to other intermediaries. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results. Fee revenues are generated by: (i) our Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and other claims adjusting services, (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (iii) our Retail segment for fees received in lieu of commissions. The amount of our revenues from commissions and fees is a function of several factors, including continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.

As of December 31, 2021, our activities were conducted in 331 domestic locations in 44 states, and 20 international locations in Canada, Ireland, the United Kingdom, Bermuda and the Cayman Islands.

Segment Information

Our business is divided into four reportable segments: (i) the Retail segment, (ii) the National Programs segment, (iii) the Wholesale Brokerage segment and (iv) the Services segment. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, as well as non-insurance warranty services and products through our automobile dealer services (“F&I”) businesses. The National Programs segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services segment provides insurance-related services, including third-party claims administration and adjusting services, comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services and Social Security disability benefits advocacy services.

The following table summarizes (i) the commissions and fees generated by each of our reportable operating segments for 2021, 2020, and 2019 and (ii) the percentage of our total commissions and fees represented by each segment for each such period:

(in thousands, except percentages)	2021	%	2020	%	2019	%
Retail segment	$1,766,667	58.0%	$1,471,352	56.5%	$1,366,016	57.3%
National Programs segment	701,108	23.0%	609,842	23.4%	516,915	21.7%
Wholesale Brokerage segment	402,635	13.2%	352,161	13.5%	309,426	13.0%
Services segment	178,857	5.9%	174,012	6.7%	193,641	8.1%
Other	(1,745)	(0.1)%	(1,259)	(0.1)%	(1,261)	(0.1)%
Total	$3,047,522	100.0%	$2,606,108	100.0%	$2,384,737	100.0%

The majority of our operations are in the United States. In addition, we operate retail operations based in Ireland, Bermuda and the Cayman Islands, a wholesale brokerage operation based in England and a managing general agent operation in Canada. These operations generated $78.0 million, $35.1 million and $17.7 million of revenues for the years ended December 31, 2021, 2020 and 2019, respectively. We do not have any material foreign long-lived assets.

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

Retail segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance services and products through our automobile dealer services (“F&I”) businesses. Significant lines of coverage and capabilities are:

Property & Casualty	Employee Benefits	Personal Insurance
Property	Benefit Design & Delivery	Homeowners
Casualty	Financial Strategy & Analytics	Automobile
Workers' Compensation	Regulatory & Legislative Strategy	Personal Excess Liability
Surety	Technology Services	Flood and Excess Liability
Aviation	Population Health & Well-Being	Flood and Excess Flood
Private Equity/Mergers & Acquisitions	Strategic Non-Medical Solutions	Specialized Coverages
Executive Liability	Voluntary Benefits	Group Excess
Cyber Risk	Pharmacy Benefits
Multinational	Private Equity/Mergers & Acquisitions	Specialties
Analytics & Modeling	International Benefits	Dealer Services
Risk Services	Employer Stop Loss	Specialty Risk Solutions
Alternative Risk/Captives		Tribal Nations
Specialty Risk Solutions		Total Rewards & Compensation
Trade Credit

No material part of our retail business is attributable to a single customer or a few customers. During 2021, commissions and fees from our largest single Retail segment customer represented 0.5% of the Retail segment’s total commissions and fees.

As of December 31, 2021, our Retail segment employed 6,301 employees. Our Retail segment has physical locations in 42 states and Ireland, Bermuda and the Cayman Islands. In connection with selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs segment

As of December 31, 2021, our National Programs segment employed 2,842 employees. The National Programs segment specializes in the development and management of insurance program business, often designed for niche, underserved markets. Our largest National Programs segment customer represented approximately 7.6% of the segment’s total commissions and fees. We offer program management expertise for insurance carrier partners across numerous lines of business, which can be grouped into five broad categories as detailed below:

Professional programs. Professional liability and related package insurance products are tailored to the needs of professionals in the following areas: dentistry, legal, eyecare, insurance, financial, physicians and real estate title professionals. Professional liability programs also offer supplementary insurance-related products to include weddings, events, medical facilities and cyber liability.

Personal Lines programs. Personal lines programs offer a variety of insurance products to personal lines consumers including homeowners and personal property policies; residential earthquake; as well as private passenger automobile and motorcycle coverage.

Commercial Lines programs. Commercial programs serve a broad segment of industries with our Core Commercial offering. Specific industries and market niches are served by our specialty programs including automotive aftermarket, professional and amateur sports, motor sports, special events and the entertainment industry; commercial transportation and trucking; forestry; manufactured housing; and workers’ compensation.

Public Entity programs. Public entity programs range from providing fully insured programs to establishing risk retention insurance pools, and excess and facultative specific coverages, including administration of various insurance trusts for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies.

Specialty programs. Specialty programs include flood insurance, commercial difference-in-conditions (earthquake), all-risk commercial property, collateralized risk, coastal property programs including wind, lender-placed solutions, sovereign native-American nations and parcel insurance.

Wholesale Brokerage segment

As of December 31, 2021, our Wholesale Brokerage segment employed 1,594 employees. Our Wholesale Brokerage segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage segment represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2021, commissions and fees from our largest Wholesale Brokerage segment customer represented approximately 1.4% of the Wholesale Brokerage segment’s total commissions and fees.

Services segment

As of December 31, 2021, our Services segment employed 974 employees and provided a wide range of insurance-related services.

Below are brief descriptions of the capabilities within the Services segment.

Social Security Advocacy. Social Security advocacy assists individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. We work closely with employer sponsored group life, disability and health plan participants to assist disabled individuals in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, we provide second injury fund recovery services to the workers’ compensation insurance market.

Claims Administration. Claims administration provides third-party administration (“TPA”) services for commercial and personal property and casualty, medical, vocational, and professional liability insurance markets on a nationwide basis, providing claims adjusting, administration, subrogation, litigation and data management, claims investigations services, claim investigations, and audit services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. We source claims activity from various Arrowhead programs in our National Programs segment, as well as from third parties.

Medicare Secondary Payer compliance and Medicare Set-Aside. Medicare secondary payer compliance and Medicare set-aside provides statutory compliance services, conditional payment negotiation and resolution, structured settlements/annuity funding, professional administration and a post-settlement durable medical equipment and pharmacy program administration.

Self-Insured Trust Administration. Self-insured trust administration provides TPA services for government entities and self-funded or fully-insured workers’ compensation and liability plans and trusts including claims administration and a dedicated subrogation recovery department.

Workers’ Compensation and Liability Plan Administration. Workers’ compensation and liability plan administration provides claims administration, cost containment consulting services for secondary disability and subrogation recoveries, certified and non-certified medical management programs, access to medical networks, case management, utilization review services and risk management services such as loss control.

In 2021, our five largest contracts represented approximately 19.4% of fees revenues in our Services segment.

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

A number of insurance companies directly sell insurance, primarily to individuals or small enterprises, and do not pay commissions to third-party agents and brokers. In addition, the internet and startup technology companies continue to be a source for direct placement of personal lines or small business insurance. We have our own technology capabilities to also serve single-line and small businesses. While it is difficult to quantify the impact on our business from individuals or small businesses purchasing insurance over the internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, or small businesses that do not have a complex insurance program, which represent a small portion of our overall Retail or National Programs segments.

Regulation, Licensing and Agency Contracts

We and/or our designated employees must be licensed to act as agents, brokers, intermediaries or third-party administrators by regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state and international location and are often complex.

The applicable licensing laws and regulations in all states and international jurisdictions are subject to amendment or reinterpretation by regulatory authorities, which in most cases have broad discretion as to the granting, revocation, suspension and renewal of licenses. We endeavor to monitor the licensing status of our employees, but the possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in a particular jurisdiction in addition to being subjected to fines.

Human Capital

At December 31, 2021, the Company had 12,023 employees. We have agreements with our sales employees and certain other employees that include provisions: (i) that protect our confidential information and trade secrets, (ii) that restrict their ability post-employment to solicit the business of our customers, and (iii) prevent them from hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

None of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be good.

Our Guiding Principles

The cornerstones of our organization's guiding principles are people, performance, service and innovation. We believe in doing what is best for our customers, communities, teammates, carrier partners and shareholders—always. We understand that every successful team thrives on the diversity of talent, thought, experience, character and work ethic. Our ability to continue to serve our customers and communities is dependent on the effective recruitment and enhancement of the most qualified teammates. We are an equal opportunity employer built on meritocracy, meaning our people have the opportunity to rise according to their merits and individual initiative.

Culture

At Brown & Brown, we have a culture built on integrity, innovation, superior capabilities, discipline and meritocracy. We are committed to doing what is best for our customers, which drives our sales results and is a crucial component in our Company's strategy. As a lean, highly competitive, decentralized growth and profit-oriented sales and service organization, we think of ourselves as a team, so we have teammates—not employees—and leaders—not managers. Our teammates are our greatest resource, and by challenging, empowering and rewarding them, our teams are driven to achieve extraordinary results.

Nearly a quarter of our Company is owned by our teammates, which we believe cultivates a unique ownership culture. We strive to provide multiple opportunities for teammates to share in the ownership of Brown & Brown and to create personal wealth, including through our employee stock purchase program, our 401(k) plan, and long-term equity grants. We estimate that more than 60% of our teammates own stock in our Company, establishing an ownership mindset that influences how we operate, including how we invest in our business and the work we do for our customers.

Our Team

At Brown & Brown, our goal is to provide our teammates with careers, not just jobs, which is why a vast majority of our teammates are full-time teammates. In addition, we also employ regular part-time teammates and seasonal/temporary teammates.

Full-time teammates work at least a 30-hour workweek for an indefinite period of time and are generally eligible for all employment benefits provided by the Company. Part-time teammates work less than a 30-hour workweek for an indefinite period of time; depending on the average hours worked per week, they may be eligible for limited employment benefits as specified in terms of the particular employment benefit plan or policy. Seasonal/temporary teammates are hired as an interim replacement to temporarily supplement our workforce or assist in completing a specific project, other than those supplied under contract by an outside agency; employment assignments in this category are typically of limited duration.

Teammate Recruitment, Education and Development

Our Company focuses on recruiting and developing the most capable teammates with diverse backgrounds and experiences. We actively recruit at all offices and levels of our organization. We have seen high success when building our team with recent college graduates, mid-level professionals with experience outside the insurance industry and seasoned insurance professionals who desire to elevate their careers. Leveraging our strong relationships with several key colleges and universities, we are committed to recruiting and developing talent through our college intern program. In addition to individual recruitment, we focus on building our team by completing high-quality acquisitions. In 2021, we grew our team by approximately 635 new teammates through the acquisition of 19 companies that we believe fit culturally and make sense financially.

We believe that supporting and encouraging continued education will help to ensure that we remain at the forefront of developing trends in an ever-changing industry. We are committed to investing heavily in our teammate education and development through Brown & Brown University ("BBU"), the Brown & Brown Education Assistance Program and our Peer Partnership Program.

Brown & Brown University: BBU is one of the pillars of our educational program and helps set us apart from our competitors. Through a rigorous internal training program, BBU offers comprehensive sales, technical, academic and leadership skill-building courses for new producers, office leaders and teammates throughout our organization.

The Brown & Brown Education Assistance Program provides tuition reimbursement and student loan repayment assistance to our teammates, as well as scholarship opportunities for teammates' dependent children entering college through the National Merit Brown & Brown Scholarship. In 2021, the Company was proud to award 10 students with $5,000 annual scholarships for four years.

Our Peer Partnership Program was established during the COVID-19 pandemic to help teammates connect with others from across the organization. Partners were hand-selected based on their preferences and partnership goals using data collected from participating teammates, including work function, tenure, hobbies and interests. The program encourages making new and expanding existing networks, experiencing our culture through different perspectives and learning more about our Company, other locations and teams.

Teammate Benefits

Brown & Brown offers a wide variety of benefits—from medical and dental coverage, to short-term and long-term disability, to life insurance and 401(k) plan—through the Teammate Benefits program, as we believe the overall well-being of our teammates and their families comes first. We believe our competitive benefits help to set us apart in recruiting and retaining high-quality talent.

In 2021, there were no widespread layoffs or pay reductions as a result of the pandemic. Instead, our Company's leadership has remained committed to preserving its talented teammates and focusing on engagement and results produced during these extraordinary times. Our Company has encouraged flexible work arrangements to accommodate the evolving future of the work landscape and the needs of our teammates. Additionally, teammates affected by the COVID-19 pandemic have had the opportunity to apply for financial assistance through our Brown & Brown Disaster Relief Foundation.

Teammate Engagement

To better understand our Company's strengths and growth opportunities, we gather anonymous feedback from the entire Brown & Brown team on at least an annual basis. We are committed to actively listening and amplifying our teammates' well-being, satisfaction and engagement at work, and are proud that, this year, 92% of our teammates say Brown & Brown is a Great Place to Work®.

We believe these results stem from our commitment to putting the health and well-being of our teammates and their families first and instilling a culture in which teammates have the opportunity to rise according to their merits. By valuing and supporting these priorities as an organization, we believe our Company will continue to be driven by positive, engaged and productive teams, and retain the most talented teammates.

Diversity, Inclusion and Belonging

We believe that having a team diverse in thought, experience, skill and work ethic results in teammate empowerment. An empowered team is what helps to positively impact our customer service and community involvement. As part of our strategy, we continue to evolve and build out our Diversity, Inclusion and Belonging ("DIB") task force, which was established in 2020 and is composed of eight teammates and leaders with different backgrounds, work experiences and skill sets. The mission of the task force is to collect ideas, thoughts and stories that will help develop a strategic framework promoting diversity, inclusion and belonging across our teams. The task force is overseen and guided by our chief people officer and general counsel.

Our DIB task force spent the last year evaluating our Company's current strengths and opportunities for development by initiating teammate surveys, listening sessions, group focus sessions and training modalities, including a course focused on understanding and managing unconscious bias that was assigned to all teammates as a learning opportunity. In 2021, the task force appointed a DIB Leader who serves as a dedicated resource for the team, and established a DIB motto—The Power to Be Yourself—which was created and voted upon by our teammates.

Our Company will continue to encourage teammate feedback while further cultivating an inclusive environment that reinforces a sense of belonging for our teammates. In addition, our DIB task force has established various Teammate Resource Groups ("TRG"s), teammate-led groups founded around one identity. Each TRG will meet internally, empower one another, host events, and is expected to make recommendations on how our Company can improve policies, impact recruitment and continue to be a strong part of the community. As a way to offer teammates flexibility to observe any day during the year to recognize their culture or heritage, in 2021, our task force introduced an additional floating holiday known as Culture Day.

Brown & Brown does not tolerate discrimination in any form concerning any aspect of employment. The Company has an established policy that recruitment, hiring, transfers, promotions, terminations, compensation and benefits practices be without regard to race, color, religion, absence of religious affiliation, national origin, ethnicity, age, disability, perception of disability, sex, sexual orientation, gender identity/expression, gender orientation, marital status, service in our armed forces, veteran status in our armed forces, political activity or political party affiliation. In addition, the Company tracks the representation of women and underrepresented racial and ethnic minorities because we know diversity helps us build better teams and improve our customer experience. Our gender and minority data are presented periodically to our board of directors. We are proud of our efforts in this area to date and continue to strive to diversify our workforce further and strengthen our culture.

Teammate Health and Safety

The safety and well-being of all Brown & Brown teammates and customers are of utmost importance. Throughout 2021, we continued to navigate the COVID-19 pandemic by carefully executing our business continuity plan and prioritizing the health and well-being of our teammates and the welfare of our customers, carrier partners and shareholders. The Brown & Brown team demonstrated resiliency in a time of uncertainty, and through “The Power of WE,” has navigated this uncharted territory with minimal interruption to our business. We know we must remain prepared to deal with the ever-evolving COVID-19 pandemic, as well as any future pandemics. Our response has formed the basis for preparedness if another dangerous and contagious disease should arise.

Our COVID-19 task force continues to address the situation and implement plans for communicating to our teammates and stakeholders, providing beneficial resources to teammates and keeping health and safety top of mind. Throughout 2021, our task force met regularly to discuss strategic decisions and other issues related to the pandemic, including following local, state and federal regulations. Periodically, we surveyed teammates to identify areas of concern and improvement in our response plan and determine vaccination status and views. Below is a summary of specific policies, procedures and efforts taken in response to the COVID-19 pandemic in 2021.

Hybrid Workforce Models

Since March 2020 when the Company quickly implemented a telecommuting protocol in response to COVID-19, remote work has provided an important layer of safety when and where necessary. As health conditions improved, and safety measures expanded to maintain safe work environments, hybrid workforce models have been embraced by some teams and continue to help maintain flexibility within our workforce. Hybrid Workforce Models help reduce headcount working in an office.

Return to the Workplace

We continue to maintain a formal return-to-the-workplace (“RTTW”) program with the goal of ensuring the safety of our teammates and customers as we operate our physical locations in accordance with Centers for Disease Control and Prevention and local health department guidelines. As part of this program, we deliver the following measures:

•
A regularly updated RTTW guide for our leaders and teammates;
•
Leadership webinars on workforce management;
•
A dedicated leadership mailbox and tool kit for leaders to submit and track our offices’ progression plans;
•
A national office cleaning and sanitation program for all locations;
•
A COVID-19 command center;

•
Automation of data analysis related to COVID-19 tracking, community spread, and tracking of reported cases among our teammates; and
•
Self-reporting standards.

Long-Term Implications of the Pandemic

Our Company's leadership team has considered the possibility that the current pandemic or another pandemic could last for an extended period of time measured in years rather than months. The primary risk associated with this possibility centers around the economic consequences to our customers. We believe this risk is at least partially mitigated by our decision to maintain a diverse geographic footprint, with more than 350 locations that serves a broad customer base across many different industry sectors.

We regularly re-evaluate the long-term impact of the pandemic on our infrastructure. As part of our focus on delivering profitable growth over the long term, we are creating a roadmap that accounts for the future of work, including alternatives to our traditional office model, including permanent "work anywhere" arrangements for certain teammates, office hoteling and smaller workspaces. Depending on the approach that we take to future workspace planning, infrastructure costs may decrease, but may be offset by increases in technology to support off-site teammates.

Vaccine Response

Although we are not mandating vaccinations for teammates, we have strongly encouraged and educated our teams on the benefits vaccination for their health and safety, and the health and safety of their families, teammates, customers and carrier partners. If teammates decided to receive the vaccine, we provided flexibility to receive the vaccine during work hours and to take care of side effects, if present. In addition, we have strategically solicited anonymous surveys to combat vaccine hesitancy and show the results of teammates who have received the vaccine with no issues.

Teammate Health and Well-being

Brown & Brown's top priority is the total well-being of our teammates. Total well-being at Brown & Brown means physical, emotional, social and financial health and wellness. We know that healthy teammates provide better support to their families, communities and customers, which results in our continued success as a Company. We encourage teammates to stay active, maintain a healthy work-life balance, volunteer in their local communities and prioritize their mental and physical health. This includes regular communication with teammates about the pandemic's impacts and, when necessary, biweekly headlines and information focused on physical, mental and financial wellness. In addition, our chief executive officer has continued to release biweekly video updates to connect with all of our teammates and encourage the importance of health and well-being.

In 2021, we announced the creation of a Mental Health Allies group, which consists of a group of teammate volunteers that are ready to serve as points of contact for our mental health resources, as well as a support system for our teammates. Allies complete Mental Health First Aid Training offered by National Council for Behavioral Health. These teammates are available to listen impartially, without judgment, and support teammates while also raising awareness around the importance of mental health and wellness. Mental Health Allies are not diagnosticians or emergency providers, but rather conduits who may assist teammates find the appropriate resources in a time of need.

We continue to engage our team of employed health care professionals to provide critical and timely guidance on the physiological and psychological implications of COVID-19. We also provide access to public COVID-19 resources through our website portal to benefit individuals and businesses coping with challenges resulting from the pandemic. Our Operation Remote Work ("ORW") initiative—launched in 2020 to provide support and resources for our new way of working—continues to connect teammates throughout our Company and provides an opportunity to listen and engage with others through internal live streams with teammates. Through this initiative, we provide many resources to help teammates and leaders overcome challenges related to both work and home life.

To assist those who have found themselves in financial hardships due to the pandemic, we continue to provide deeply discounted services and products through our Brown & Brown $avings Center to both teammates and the public.

Across all Brown & Brown locations, we intend to provide a safe environment for teammates and office visitors. The Company has formal workplace safety guidelines that apply to all of our teammates and facilities, with some offices establishing even more specific procedures for conduct. These guidelines cover, among other things, hazardous and unsafe work areas and conditions, cellphone usage, travel, attire, communication protocols for closures and emergencies and our workers' compensation benefits.

In 2021, the Company had no work-related fatalities and 24 injuries or occupational diseases, as determined based on the number of claims made under our workers’ compensation policy, excluding claims that were closed and for which no payment was made.

Our new campus in Daytona Beach, Florida, completed in 2021, was designed with teammates in mind. Open floorplans encourage regular movement and interaction among our teammates, promoting a productive, collaborative work environment. Offices and workstations are equipped with ergonomic furniture and sit-stand desks, intentionally selected to support teammates' physical health.

Additionally, the Company has a formal policy against violence in the workplace. This policy prohibits any form of weapon from being carried or maintained in our Company's offices and prohibits teammates from making threats or engaging in violent activities. Under our policy, any teammate who believes they have been a victim of violence, threats of violence, intimidating conduct or has heard jokes or offensive comments about a violent occurrence must report such actions immediately to their team leader or another member of our Company's leadership team. In addition, any teammate who believes they or another teammate may be in imminent danger of violence must notify local law enforcement officials immediately.

Mental Health

From the top down, we regularly promote the importance of prioritizing mental health. Our chief executive officer regularly addresses his passion for maintaining a positive mental health state in his communications with our teammates. Our Company encourages individuals to engage in activities that promote good mental health and, when needed, to seek out help from friends, teammates, family and medical professionals.

Many of the services readily available to Brown & Brown teammates are bundled under the Company’s Employee Assistance Program. These include no-cost, confidential support services such as access to mental health counselors, a 24/7 crisis hotline, coaching, wellness activities, a library of videos on demand and more. Additionally, the company’s crisis hotline offers Advocate for Me, a service that provides one-on-one consultation with mental well-being case navigators, therapists and psychiatrists, alongside other programs, like Mindfulness Meditation.

In addition to connecting teammates throughout the Company, our OWR includes interactive webinars led by on-staff board-certified psychiatrist, to discuss mental and physical well-being topics. We have also continued our Small Bites sessions that enable teammates to connect with guest speakers from inside and outside of our company on a wide range of business and personal interest topics.

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

The charters of the Audit, Compensation and Nominating/Governance Committees of our board of directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics-CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to: Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114 or by telephone to (386)-252-9601.

Information About Our Executive Officers

Set forth below is certain information concerning our executive officers as of February 22, 2022. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman of the board	84
J. Powell Brown	President, chief executive officer	54
P. Barrett Brown	Executive vice president; president – Retail segment	49
Stephen M. Boyd	Executive vice president; president - Wholesale Brokerage segment	48
Julie L. Turpin	Executive vice president, chief people officer	51
Robert W. Lloyd	Executive vice president; secretary and general counsel	57
K. Gray Nester II	Executive vice president, chief information officer	46
J. Scott Penny	Executive vice president; chief acquisitions officer	55
Chris L. Walker	Executive vice president; president - National Programs segment	64
R. Andrew Watts	Executive vice president; chief financial officer and treasurer	53

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

J. Powell Brown. Mr. Brown was named chief executive officer in July 2009. He has been our president since January 2007 and was appointed to be a director in October 2007. Prior to 2007, he served as one of our regional executive vice presidents since 2002. Mr. Brown was previously responsible for overseeing certain or all parts of all of our segments over the years, and worked in various capacities throughout the Company since joining us in 1995. Mr. Brown has served on the board of directors of WestRock Company (formerly RockTenn Company), a publicly held company, since January 2010. He is the son of our chairman of the board, J. Hyatt Brown, and brother of our executive vice president and president – Retail segment, P. Barrett Brown.

P. Barrett Brown. Mr. Brown was appointed as an executive vice president and the president of our Retail segment in January 2020. He previously served as a senior vice president from 2014 until January 2020 and as a regional president in the Retail segment from September 2015 until January 2020. Mr. Brown joined the Company in 2000 and has served in various roles, including as the profit center leader and an account executive in our Tampa, Florida retail office, as the profit center leader and an account executive in our Orange, California retail office, and as an account executive in our Phoenix, Arizona retail office. He has also overseen certain aspects of  “Brown & Brown University,” a training program offering technical and sales courses for new producers, office leaders, and other groups within the organization. He is the son of our chairman of the board, J. Hyatt Brown, and brother of our president and chief executive officer, J. Powell Brown.

Stephen M. Boyd. Mr. Boyd was appointed as an executive vice president and the president of our Wholesale Brokerage segment in January 2021. Mr. Boyd became a senior vice president of the Company in May 2015 and from October 2019 until January 2021, served as our senior vice president of technology, innovation and digital strategy. Between July 2013 and October 2019, he served as president and chief operating officer of Arrowhead General Insurance Agency, Inc. (Arrowhead), one of our subsidiaries. Mr. Boyd joined Arrowhead in 1995 and has served in various roles, including as president of Arrowhead’s Commercial division and Arrowhead’s chief information officer.

Julie L. Turpin. Ms. Turpin was appointed as an executive vice president in May 2021. She became our chief people officer and a senior vice president in March 2020. From August 2012 until March 2020, Ms. Turpin served in various roles at Brown & Brown Absence Service Group (formerly The Advocator Group), one of our subsidiaries, from August 2012 until March 2020, including as its chief executive officer from January 2014 until March 2020, its chief operating officer from August 2013 until January 2014, and its vice president of operations from August 2012 until August 2013. Before joining Brown & Brown Absence Service Group in August 2012, Ms. Turpin served as the chief operating officer of GCG Risk Management Consultants LLC, an insurance brokerage firm she co-founded in Bannockburn, Illinois, from February 2009 until March 2012. She has previously held operational leadership positions with Marsh U.S.A., Inc., Forrest Company Realty, Inc., and NRG Energy, Inc.

Robert W. Lloyd. Mr. Lloyd has served as our general counsel since 2009 and as executive vice president and corporate secretary since 2014. He previously served as vice president from 2006 to 2014, chief litigation officer from 2006 until 2009 and as assistant general counsel from 2001 until 2006. Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office. While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001. He has also earned his Chartered Property Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC) designations. Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida. Mr. Lloyd is a Rotarian; a member of the board of trustees of Daytona State College, immediate past chairman of the Daytona Beach Regional Chamber of Commerce; a member of the Florida Chamber board of governors, secretary and director of the Council on Aging of Volusia County; a member of the national board of directors of the University of Florida Foundation; vice president of the Dr. Mary McLeod Bethune Statuary Fund Inc.; and a member of the advisory board of the Central Florida Council - Boy Scouts of America.

K. Gray Nester II. Mr. Nester was appointed as an executive vice president in October 2021. He became our chief information officer and a senior vice president in February 2021. From December 2019 until February 2021, Mr. Nester served as the chief information officer for our Retail segment. Prior to that, he held a variety of information technology roles as a senior vice president of BB&T Insurance Services from February 2010 until December 2019, including business information officer, IT group services manager, and IT services manager. From February 2004 until February 2010, Mr. Nester was an MIS director for BB&T with responsibility for the information technology needs of various BB&T business lines during that time. He previously served as an information technology director for Fox-Everett.

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

R. Andrew Watts. Mr. Watts joined the Company as executive vice president and treasurer in February 2014, and was appointed chief financial officer effective March 4, 2014. Prior to joining the Company, he had served as global head of customer administration for Thomson

Reuters since 2011, and from 2008 to 2011, he acted as chief financial officer for multiple segments within the Financial and Risk division of Thomson Reuters. Prior to 2001, Mr. Watts was the chief financial officer and co-founder of Textera, an internet startup company, and worked as a senior manager with PricewaterhouseCoopers for nine years. Mr. Watts earned a Public Accountancy (CPA) license from Illinois and holds a Bachelor of Science degree from Illinois State University. Since June 2018, he has served as a director of New Planet Energy Development, LLC, a privately held green energy company, and since January 2020, he has served on the board of trustees of the Museum of Arts & Sciences, Inc., a not-for-profit corporation in Daytona Beach, Florida. He was previously the chairman of the board for Surflight Theatre from January 2013 through February 2014 and served on that board from July 2012 until February 2014. He was previously the chairman of the board for Make-A-Wish Foundation of New Jersey from 2005 through 2007 and served on that board from 2000 through 2007.

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

Risks Related to the COVID-19 Pandemic

THE COVID-19 PANDEMIC AND THE RESULTING GOVERNMENTAL AND SOCIETAL RESPONSES, THE SEVERITY AND DURATION OF COVID-19 (INCLUDING THROUGH ANY NEW VARIANT STRAINS OF THE UNDERLYING VIRUS). THE EFFECTIVENESS AND ACCESSIBILITY TO VACCINES, THE PACE AND RATE AT WHICH VACCINES ARE ADMINISTERED, ACTIONS TAKEN BY GOVERNMENTAL AUTHORITIES IN RESPONSE TO COVID-19, AND THE DIRECT AND INDIRECT IMPACT OF COVID-19 ON THE U.S. ECONOMY AND THE GLOBAL ECONOMY, MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, LIQUIDITY, CUSTOMERS, INSURANCE CARRIERS AND THIRD PARTIES.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced. Since then, COVID-19 has spread across the world, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which could further adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of COVID-19; the duration of the pandemic; the effectiveness and roll-out of vaccinations against COVID-19; society's willingness to receive the vaccinations; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat the virus; the impact of the pandemic on economic activity; the timing and effectiveness of government stimulus programs; the extent and duration of the effect on customer demand and buying patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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
•
alternative working arrangements, including employees working remotely, which could negatively impact our business should such arrangements remain for an extended period of time; and
•
failure of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties.

We cannot predict the impact that COVID-19 will have on our customers, insurance carriers, suppliers and other third-party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of the virus’ global economic impact. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks to our operations.

Additionally, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted.

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

Risks Related to Our Business

SIGNIFICANT INFLATION COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Inflation can adversely affect us by increasing our costs, including salary costs. Significant inflation is often accompanied by higher interest rates. Any significant increases in inflation and interest rates could have material adverse effect on our business, results of operations and financial condition.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key employees were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key employees are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. The succession plans and employment arrangements we have in place with certain key executives do not guarantee that the services of these executives will continue to be available to us. The loss of our senior leaders or other key employees, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.

OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE OR WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. Acquisitions also involve a number of risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of employees; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE OR A MATERIAL DECREASE IN OUR PROFIT-SHARING CONTINGENT COMMISSIONS, GUARANTEED SUPPLEMENTAL COMMISSIONS OR INCENTIVE COMMISSIONS.

For the year ended December 31, 2021, 2020, and 2019, no more than 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.

BECAUSE A SIGNIFICANT PORTION OF OUR BUSINESSES ARE CONCENTRATED IN FLORIDA, CALIFORNIA, MASSACHUSETTS, GEORGIA, NEW YORK, AND MICHIGAN, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our businesses are concentrated in Florida, California, Massachusetts, Georgia, New York, and Michigan, where for the year ended December 31, 2021, we derived approximately 18%, 11%, 8%, 7%, 7%, and 6% of our annual revenue, respectively. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business in the U.S. is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 52 offices and our headquarters, as well as in Texas, where we have 25 offices), earthquakes (including in California, where we have 31 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or human-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESS, AND IF WE CANNOT MAINTAIN THIS CULTURE, OR IF WE EXPERIENCE A CHANGE IN MANAGEMENT, MANAGEMENT PHILOSOPHY, OR BUSINESS STRATEGY, OUR BUSINESS MAY BE HARMED.

We believe that a significant contributor to our success has been our corporate culture as a lean, highly competitive, decentralized growth and profit-oriented sales and service organization. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and/or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent employees who are willing to embrace our culture. In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our decentralized sales and service operating model, which could negatively impact our future success.

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
•
Contracting terms will become less favorable or the margins on our services may decrease due to increased competition, regulatory constraints or other developments;
•
Our revenue is impacted by claims volumes, which are dependent upon a number of factors and difficult to forecast accurately;
•
Economic weakness or a slowdown in economic activity could lead to a reduction in the number of claims we process;
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

CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2021, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.6% of our outstanding common stock, of which J. Hyatt Brown, our chairman of the board, and his sons, J. Powell Brown, our president and chief executive officer, and P. Barrett Brown, our executive vice president and the president of our Retail segment, beneficially owned approximately 15.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (i) the election of our board of directors, (ii) the approval or disapproval of any other matters requiring shareholder approval and (iii) our affairs and policies.

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

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection and data security, including those related to the collection, storage, retention, handling, use, processing, disclosure, transfer and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (“GDPR”) in May 2016, which replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018 and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its processing, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. Additionally, a judgement by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside of the European Economic Area more onerous and uncertain. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber-attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018. Some states provide right of action for data breaches or for collection of certain categories of personal information without consent, which may result in increased litigation.

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

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place administrative, physical, procedures and technological safeguards designed to protect the security and privacy of this information; however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenues.

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

Our business, results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to our carrier, customer or employee relationships, or divert employees and management resources.

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

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in each of the 50 states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and such reexamination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

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

At December 31, 2021, we believe we were in compliance with the financial covenants and other limitations contained in each of the credit agreements that govern out debt. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY FURTHER CHANGES IN THE U.S. CREDIT MARKETS.

The failure of any lender under our revolving credit facility (which matures in 2026) could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

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

As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the London Interbank Offered Rate (“LIBOR”) benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. To help with the transition, the Federal Reserve Board and New York Fed have commissioned the Alternative Reference Rates Committee (“ARRC”), composed of a diverse set of private-sector entities that have an important presence in markets affected by USD LIBOR and a wide array of official-sector entities, including banking and financial sector regulators, as ex-officio members. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings.

As of December 31, 2021, the Company’s primary exposures are debt instruments referencing LIBOR-based rates which include the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) term loan balance of $246.9 million outstanding and matures in October 2026, as well as the term loan credit agreement (the “Term Loan Credit Agreement”) which had an outstanding balance of $240.0 million and matures in December 2023. As such, any potential effect of any such event on our cost of capital, interest rate exposure and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including, but not limited to, SOFR. Currently, it is anticipated that the new benchmark for our USD borrowings will be SOFR. The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Risks Related to Our Industry

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF DISINTERMEDIATION WITHIN THE INSURANCE INDUSTRY, INCLUDING INCREASED COMPETITION FROM INSURANCE COMPANIES, TECHNOLOGY COMPANIES AND THE FINANCIAL SERVICES INDUSTRY, AS WELL AS THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity funds and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups and non-insurance capital markets, and we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.

CHANGES IN CURRENT U.S. OR GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

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

Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based primarily upon the profitability, and to a lesser extent may have provisions for volume and/or growth of the business placed with such companies generally during the prior year. Over the last three years these commissions generally have been in the range of 3.0% to 3.5% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Supplemental commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2021 fiscal year, we have $4.7 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2021 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis before the next annual goodwill impairment test. If determined that a future write-down of our goodwill is necessary, the appropriate adjustment would be recorded which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

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

There have been no impairments recorded to either goodwill or amortizable intangibles for the years ended December 31, 2021, 2020 and 2019.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our executive offices, which are located at 300 North Beach Street, Daytona Beach, Florida 32114, as well as certain other office buildings in the Daytona Beach area. We lease offices at each of our other 351 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized, taking into consideration the impact of the COVID-19 pandemic and the needs of a more remote workforce. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved which could be impacted by certain of our employees working remotely from our offices. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 15 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 18, 2022, there were 282,215,614 shares of our common stock outstanding, held by approximately 1,512 shareholders of record.

Sales of Unregistered Securities

In connection with certain acquisitions, the Company issued 106,586 shares of Company common stock on February 2, 2021 and 78,176 shares of Company common stock on December 1, 2021, to the owners of the businesses acquired. The issuances were made in reliance upon the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act and the recipients of the shares represented that they were accredited investors and/or sophisticated investors.

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

During 2021, the Company repurchased 1,811,853 shares at an average price of $45.57 for a total cost of $82.6 million under the current share repurchase authorization. At December 31, 2021, the remaining amount authorized by our board of directors for share repurchases was $323.6 million. Under the authorized repurchase programs, the Company has repurchased approximately 18.5 million shares for an aggregate cost of approximately $673.9 million between 2014 and 2021.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2021.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 to October 31, 2021	2,722	$60.92	—	$323,622,993
November 1, 2021 to November 30, 2021	—	—	—	323,622,993
December 1, 2021 to December 31, 2021	339	68.03	—	323,622,993
Total	3,061	$61.70	—	$323,622,993

(1)
Of the shares reported in this column, no shares were purchased in open market transactions and all shares reported in this column are attributable to shares withheld for taxes in connection with the vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

Performance Graph

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2016 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2016, with all dividends reinvested.

	12/16	12/17	12/18	12/19	12/20	12/21
Brown & Brown, Inc.	100.00	116.15	125.78	181.96	220.27	328.87
NYSE Composite	100.00	118.90	108.45	136.38	146.05	176.45
Peer Group	100.00	123.56	133.21	184.04	206.45	283.30

ITEM 6. Reserved.

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

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also operate a capitalized captive insurance facility (the "Captive") for the purpose of having additional capacity to sell property insurance for earthquake and wind exposed properties. The Captive buys reinsurance, limiting, but not eliminating the Company's exposure to underwriting losses and revenues are recognized as net retained earned premiums over the associated policy periods.

We have increased revenues every year from 1993 to 2021, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $3.1 billion in 2021, reflecting a compound annual growth rate of 13.2%. In the same 28-year period, we increased net income from $8.1 million to $587.1 million in 2021, a compound annual growth rate of 16.5%.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic, and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on net new business and acquisitions. We foster a strong, decentralized sales and service culture which enables responsiveness to changing business conditions and drives accountability for results.

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) the period over period impact of foreign currency translation, which is calculated by applying current year foreign exchange rates to the same period in the prior year. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Annual Report on Form 10-K. In connection with the Captive, we will recognize revenue starting in 2022 on a net retained earned premiums basis in a manner consistent with core commissions and fees. Beginning in 2022 we will no longer exclude guaranteed supplemental commissions from core commissions and fees and therefore they will be a component of Organic Revenue. We anticipate presenting certain prior periods accordingly so that the calculation of Organic Revenue compares both periods on the same basis. Guaranteed supplemental commissions are a small and increasingly more stable source of revenue that are highly correlated to core commissions, so excluding them provides no meaningful incremental value in evaluating our revenue performance.

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

Combined, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2021 increased by $14.1 million over 2020. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions and GSCs in
2021 that we did not qualify for in the prior year.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues are generated by: (i) our Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (iii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we primarily earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 27.4% in 2021 and 26.1% in 2020.

For the years ended December 31, 2021 and 2020, our commissions and fees growth rate was 16.9% and 9.3%, respectively, and our consolidated Organic Revenue growth rate was 10.4% and 3.8%, respectively.

Investment income consists primarily of interest earnings on operating cash, and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous revenues.

Income before income taxes for the year ended December 31, 2021 increased by $138.7 million over 2020, as a result of net new business, acquisitions we completed since 2020, and management of our expense base, partially offset by an increase in the change in estimated acquisition earn-out payables.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Organic Revenue, Organic Revenue growth, EBITDAC and EBITDAC Margin. EBITDAC is defined as income before interest, income taxes, depreciation, amortization, and the change in estimated acquisition earn-out payables ("EBITDAC"). EBITDAC Margin is defined as EBITDAC divided by total revenues. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a more comparable, but non-GAAP, measurement of revenue growth and operating performance that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that Organic Revenue provides a meaningful representation of our operating performance and view Organic Revenue growth as an important indicator when assessing and evaluating the performance of our four segments. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth. We use Organic Revenue growth in determining incentive cash compensation and as a performance measure in our equity incentive grants for our executive officers and other key employees. We use EBITDAC Margin for incentive cash compensation determinations for our executive officers. We view EBITDAC and EBITDAC Margin as important indicators of operating performance, because they allow us to determine more comparable, but non-GAAP, measurements of our operating margins in a meaningful and consistent manner by removing the significant non-cash items of depreciation, amortization, and the change in estimated acquisition earn-out payables, as well as interest expense and taxes, which are reflective of investment and financing activities, not operating performance.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2021, we acquired 580 insurance intermediary operations.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based upon a combination of historical experience and assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the recognition of revenues, expenses, carrying values of our assets and liabilities, of which values are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition

The majority of our revenue is commissions derived from our performance as agents and brokers, acting on behalf of insurance carriers to sell products to customers that are seeking to transfer risk, and conversely, acting on behalf of those customers in negotiating with insurance carriers seeking to acquire risk in exchange for premiums. In the majority of these arrangements, our performance obligation is complete upon the effective date of the bound policy, as such, that is when the associated revenue is recognized. In some arrangements, where we are compensated through commissions, we also perform other services for our customer beyond binding of coverage. In those arrangements we apportion the commission between binding of coverage and other services based on their relative fair value and recognize the associated revenue as those performance obligations are satisfied. Where the Company’s performance obligations have been completed, but the final amount of compensation is unknown due to variable factors, we estimate the amount of such compensation. We refine those estimates upon our receipt of additional information or final settlement, whichever occurs first.

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

To a much lesser extent, the Company will earn revenues starting in 2022 in the form of net retained earned premiums in connection with the Captive, in which the majority of underwriting risk is reinsured and a small portion is retained by the Company. These premiums are reported net of the ceded premiums for reinsurance and recognized evenly over the associated policy periods.

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

In connection with acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the right to represent insureds or claimants supported by the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals of delivery of services. Their value primarily represents the present value of the underlying cash flows expected to be received over the estimated future duration of the acquired customer relationships. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based upon their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which typically range from 3 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.

The recorded purchase prices for all acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions, where an earn-out is part of the negotiated transaction. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income as a result of updated expectations for the performance of the associated business.

The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business, and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated based on the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecast earn-out payments will be made.

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment, measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based upon an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company will calculate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of EBITDAC, or on a discounted cash flow basis.

Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2021 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2021 and 2020.

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

During the first quarter of 2022, the performance conditions for approximately 1.3 million shares of the Company’s common stock granted under the Company’s 2010 SIP and approximately 22,000 shares of the Company’s common stock granted under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2019 and 2021. These grants had a performance measurement period that concluded on December 31, 2021. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2019 grant date and four years from the 2021 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2020 and 2019, please see Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2021.

Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2021	% Change	2020
REVENUES
Core commissions and fees	$2,946,291	17.0%	$2,518,980
Profit-sharing contingent commissions	82,226	15.9%	70,934
Guaranteed supplemental commissions	19,005	17.4%	16,194
Investment income	1,099	(60.9)%	2,811
Other income, net	2,777	(37.7)%	4,456
Total revenues	3,051,398	16.8%	2,613,375
EXPENSES
Employee compensation and benefits	1,636,911	14.0%	1,436,377
Other operating expenses	402,941	10.1%	365,973
(Gain)/loss on disposal	(9,605)	NMF	(2,388)
Amortization	119,593	10.2%	108,523
Depreciation	33,309	26.8%	26,276
Interest	64,981	10.2%	58,973
Change in estimated acquisition earn-out payables	40,445	NMF	(4,458)
Total expenses	2,288,575	15.0%	1,989,276
Income before income taxes	762,823	22.2%	624,099
Income taxes	175,719	22.4%	143,616
NET INCOME	$587,104	22.2%	$480,483
Income Before Income Taxes Margin (1)	25.0%		23.9%
EBITDAC (2)	$1,021,151	25.5%	$813,413
EBITDAC Margin (2)	33.5%		31.1%
Organic Revenue growth rate (2)	10.4%		3.8%
Employee compensation and benefits relative to total revenues	53.6%		55.0%
Other operating expenses relative to total revenues	13.2%		14.0%
Capital expenditures	$45,045	(36.3)%	$70,700
Total assets at December 31	$9,795,443	9.2%	$8,966,492

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs for 2021, increased $441.4 million to $3,047.5 million, or 16.9% over 2020. Core commissions and fees in 2021 increased $427.3 million, composed of (i) $261.3 million of net new and renewal business, which reflects an Organic Revenue growth rate of 10.4%; (ii) $170.1 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $1.2 million; and (iv) an offsetting decrease of $5.3 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions and GSCs for 2021 increased by $14.1 million, or 16.2%, compared to the same period in 2020. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions and GSCs in 2021 that we did not qualify for in the prior year.

Investment Income

Investment income decreased to $1.1 million in 2021, compared with $2.8 million in 2020. The decrease was primarily due to lower interest rates as compared to the prior year.

Other Income, Net

Other income for 2021 was $2.7 million, compared with $4.5 million in 2020. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 53.6% for the year ended December 31, 2021 as compared to 55.0% for the year ended December 31, 2020, and increased 14.0%, or $200.5 million. This increase included $70.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $129.8 million or 9.2%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in accrued performance bonuses; and (iii) an increase in producer compensation associated with revenue growth.

Other Operating Expenses

Other operating expenses represented 13.2% of total revenues for 2021 as compared to 14.0% for the year ended December 31, 2020. Other operating expenses for 2021 increased $37.0 million, or 10.1%, from the same period of 2020 growing slower than revenues. The net increase included: (i) $40.2 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020; (ii) increased data processing costs as we invest in our business to drive future growth; (iii) slightly higher variable operating expenses, including travel and entertainment and meeting-related expenses; partially offset by (iv) non-recurring legal costs and the write-off recorded in 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt and which did not recur in 2021.

Gain or Loss on Disposal

The Company recognized net gains on disposals of $9.6 million in 2021 and $2.4 million in 2020. The change in the net gain on disposal was due to activity associated with sales of businesses or portions of businesses. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for 2021 increased $11.1 million to $119.6 million, or 10.2% over 2020. This increase reflects the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for 2021 increased $7.0 million to $33.3 million, or 26.8% over 2020. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, net additions of fixed assets resulting from businesses acquired in the past 12 months, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for 2021 increased $6.0 million to $65.0 million, or 10.2%, from 2020. The increase is due to higher average debt balances from increased borrowings associated with the issuance of bonds in September 2020, partially offset by the decrease in interest rates associated with our floating rate debt balances.

Change in Estimated Acquisition Earn-Out Payables

Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair value of acquired assets, including goodwill and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. The recorded purchase price for acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

The net charge or credit to the Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2021, the fair values of the estimated acquisition earn-out payables were reevaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Change in fair value of estimated acquisition earn-out payables	$34,209	$(11,814)
Interest expense accretion	6,236	7,356
Net change in earnings from estimated acquisition earn-out payables	$40,445	$(4,458)

For the years ended December 31, 2021 and 2020, the fair value of estimated earn-out payables was reevaluated and increased by $34.2 million for 2021 and decreased by $11.8 million for 2020, which are charges and credits respectively, net of interest expense accretion, to the Consolidated Statement of Income for 2021 and 2020.

As of December 31, 2021, the estimated acquisition earn-out payables equaled $291.0 million, of which $78.4 million was recorded as accounts payable and $212.6 million was recorded as other non-current liabilities. As of December 31, 2020, the estimated acquisition earn-out payables equaled $258.9 million, of which $79.2 million was recorded as accounts payable and $179.7 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations was 23.0% in 2021 and 2020.

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

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2021 are as follows:

2021	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$1,764,922	$1,470,093	$701,108	$609,842	$402,635	$352,161	$178,857	$174,012	$3,047,522	$2,606,108
Total change	$294,829		$91,266		$50,474		$4,845		$441,414
Total growth %	20.1%		15.0%		14.3%		2.8%		16.9%
Profit-sharing contingent commissions	(38,895)	(35,785)	(35,259)	(27,278)	(8,072)	(7,871)	—	—	(82,226)	(70,934)
GSCs	(16,452)	(15,128)	(1,619)	238	(934)	(1,304)	—	—	(19,005)	(16,194)
Core commissions and fees	$1,709,575	$1,419,180	$664,230	$582,802	$393,629	$342,986	$178,857	$174,012	$2,946,291	$2,518,980
Acquisitions	(138,968)	—	(8,151)	—	(22,998)	—	—	—	(170,117)	—
Dispositions	—	(4,403)	—	(478)	—	—	—	(364)	—	(5,245)
Foreign currency translation	—	—	—	1,161	—	—	—	—	—	1,161
Organic Revenue(2)	$1,570,607	$1,414,777	$656,079	$583,485	$370,631	$342,986	$178,857	$173,648	$2,776,174	$2,514,896
Organic Revenue growth(2)	$155,830		$72,594		$27,645		$5,209		$261,278
Organic Revenue growth rate(2)	11.0%		12.4%		8.1%		3.0%		10.4%

(1)
The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information table in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2020, by segment, are as follows:

2020	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$1,470,093	$1,364,755	$609,842	$516,915	$352,161	$309,426	$174,012	$193,641	$2,606,108	$2,384,737
Total change	$105,338		$92,927		$42,735		$(19,629)		$221,371
Total growth %	7.7%		18.0%		13.8%		(10.1)%		9.3%
Profit-sharing contingent commissions	(35,785)	(34,150)	(27,278)	(17,517)	(7,871)	(7,499)	—	—	(70,934)	(59,166)
GSCs	(15,128)	(11,056)	238	(10,566)	(1,304)	(1,443)	—	—	(16,194)	(23,065)
Core commissions and fees	$1,419,180	$1,319,549	$582,802	$488,832	$342,986	$300,484	$174,012	$193,641	$2,518,980	$2,302,506
Acquisitions	(79,580)	—	(34,173)	—	(25,861)	—	(1,484)	—	(141,098)	—
Dispositions	—	(11,772)	—	(377)	—	—	—	—	—	(12,149)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Organic Revenue(2)	$1,339,600	$1,307,777	$548,629	$488,455	$317,125	$300,484	$172,528	$193,641	$2,377,882	$2,290,357
Organic Revenue growth(2)	$31,823		$60,174		$16,641		$(21,113)		$87,525
Organic Revenue growth rate(2)	2.4%		12.3%		5.5%		(10.9)%		3.8%

(1)
The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information table in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$334,377	$242,334	$94,845	$28,257	$63,010	$762,823
Income Before Income Taxes Margin(2)	18.9%	34.5%	23.5%	15.8%	NMF	25.0%

Amortization	77,810	27,357	9,150	5,276	—	119,593
Depreciation	11,194	9,839	2,646	1,484	8,146	33,309
Interest	91,425	11,381	15,990	2,899	(56,714)	64,981
Change in estimated acquisition earn-out payables	40,778	(7,652)	7,319	—	—	40,445
EBITDAC(2)	$555,584	$283,259	$129,950	$37,916	$14,442	$1,021,151
EBITDAC Margin(2)	31.4%	40.4%	32.2%	21.2%	NMF	33.5%

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
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$262,245	$182,892	$93,593	$27,994	$57,375	$624,099
Income Before Income Taxes Margin(2)	17.8%	30.0%	26.5%	16.1%	NMF	23.9%

Amortization	67,315	27,166	8,481	5,561	—	108,523
Depreciation	9,071	8,658	1,948	1,424	5,175	26,276
Interest	85,968	20,597	10,281	4,142	(62,015)	58,973
Change in estimated acquisition earn-out payables	8,689	(10,484)	422	(3,085)	—	(4,458)
EBITDAC(2)	$433,288	$228,829	$114,725	$36,036	$535	$813,413
EBITDAC Margin(2)	29.4%	37.5%	32.5%	20.7%	NMF	31.1%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Retail Segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 76.4% of the Retail segment’s commissions and fees revenue is commission based.

Financial information relating to our Retail segment for the 12 months ended December 31, 2021 and 2020 is as follows:

(in thousands, except percentages)	2021	% Change	2020
REVENUES
Core commissions and fees	$1,711,320	20.5%	$1,420,439
Profit-sharing contingent commissions	38,895	8.7%	35,785
Guaranteed supplemental commissions	16,452	8.8%	15,128
Investment income	278	70.6%	163
Other income, net	993	(20.6)%	1,251
Total revenues	1,767,938	20.0%	1,472,766
EXPENSES
Employee compensation and benefits	949,351	15.7%	820,368
Other operating expenses	268,126	21.1%	221,496
(Gain)/loss on disposal	(5,123)	114.7%	(2,386)
Amortization	77,810	15.6%	67,315
Depreciation	11,194	23.4%	9,071
Interest	91,425	6.3%	85,968
Change in estimated acquisition earn-out payables	40,778	NMF	8,689
Total expenses	1,433,561	18.4%	1,210,521
Income before income taxes	$334,377	27.5%	$262,245
Income Before Income Taxes Margin (1)	18.9%		17.8%
EBITDAC (2)	555,584	28.2%	433,288
EBITDAC Margin (2)	31.4%		29.4%
Organic Revenue growth rate (2)	11.0%		2.4%
Employee compensation and benefits relative to total revenues	53.7%		55.7%
Other operating expenses relative to total revenues	15.2%		15.0%
Capital expenditures	$8,093	(38.6)%	$13,175
Total assets at December 31 (3)	$5,040,706	(28.9)%	$7,093,627

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure
(3)
As of December 31, 2021, the Company settled the historical accumulation of the cash outlays paid by Corporate reducing the total assets at the segment level with no effect on the consolidated company

NMF = Not a meaningful figure

The Retail segment’s total revenues in 2021 increased 20.0%, or $295.2 million, over the same period in 2020, to $1,767.9 million. The $290.9 million increase in core commissions and fees was driven by the following: (i) $156.3 million related to net new and renewal business; (ii) approximately $139.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2020; offset by (iii) a decrease of $4.4 million related to commissions and fees from businesses or books of business divested in 2020 and 2021. Profit-sharing contingent commissions and GSCs in 2021 increased 8.7%, or $4.4 million, over 2020, to $55.3 million primarily from acquisitions completed in 2020 and 2021. The Retail segment’s growth rate for total commissions and fees was 20.1% and the Organic Revenue growth rate was 11.0% for 2021. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business and some modest expansion of exposure units.

Income before income taxes for 2021 increased 27.5%, or $72.1 million, over the same period in 2020, to $334.4 million. The primary factors driving this increase were: (i) the net increase in revenue as described above, offset by (ii) a 15.7%, or $129.0 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of salary inflation and additional employees to support revenue growth and acquisitions, (iii) operating expenses which increased by $46.6 million, or 21.1%, due to increased professional services to support our customers and acquisitions; (iv) an increase in the change in estimated acquisition earn-out payables of $32.1 million, to $40.8 million; and (v) a combined increase in amortization, depreciation and intercompany interest expense of $18.1 million resulting from our acquisition activity over the past 12 months.

EBITDAC for 2021 increased 28.2%, or $122.3 million, from the same period in 2020, to $555.6 million. EBITDAC Margin for 2021 increased to 31.4% from 29.4% in the same period in 2020. EBITDAC Margin was impacted by (i) the leveraging of our expense base, (ii) higher profit-sharing contingent commissions and GSCs; partially offset by, (iii) increased non-stock cash compensation costs.

National Programs Segment

The National Programs segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs segment operations can be grouped into five broad categories: Professional programs, Personal Lines programs, Commercial programs, Public Entity-Related programs and Specialty programs. Approximately 75.2% of the National Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our National Programs segment for the 12 months ended December 31, 2021 and 2020 is as follows:

(in thousands, except percentages)	2021	% Change	2020
REVENUES
Core commissions and fees	$664,230	14.0%	$582,802
Profit-sharing contingent commissions	35,259	29.3%	27,278
Guaranteed supplemental commissions	1,619	NMF	(238)
Investment income	550	(27.2)%	756
Other income, net	192	NMF	42
Total revenues	701,850	14.9%	610,640
EXPENSES
Employee compensation and benefits	294,713	13.3%	260,141
Other operating expenses	128,368	5.5%	121,670
(Gain)/loss on disposal	(4,490)	NMF	—
Amortization	27,357	0.7%	27,166
Depreciation	9,839	13.6%	8,658
Interest	11,381	(44.7)%	20,597
Change in estimated acquisition earn-out payables	(7,652)	(27.0)%	(10,484)
Total expenses	459,516	7.4%	427,748
Income before income taxes	$242,334	32.5%	$182,892
Income Before Income Taxes Margin (1)	34.5%		30.0%
EBITDAC (2)	283,259	23.8%	228,829
EBITDAC Margin (2)	40.4%		37.5%
Organic Revenue growth rate (2)	12.4%		12.3%
Employee compensation and benefits relative to total revenues	42.0%		42.6%
Other operating expenses relative to total revenues	18.3%		19.9%
Capital expenditures	$13,467	86.8%	$7,208
Total assets at December 31 (3)	$2,943,006	(16.2)%	$3,510,983

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure
(3)
As of December 31, 2021, the Company settled the historical accumulation of the cash outlays paid by Corporate reducing the total assets at the segment level with no effect on the consolidated company

NMF = Not a meaningful figure

The National Programs segment’s total revenue for 2021 increased 14.9%, or $91.2 million, as compared to the same period in 2020, to $701.9 million. The $81.4 million increase in core commissions and fees revenue was driven by: (i) $72.6 million related to net new and renewal business; (ii) approximately $8.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2020; (iii) a positive impact from foreign currency translation of $1.2 million; offset by (iv) a decrease of $0.5 million related to commissions and fees revenue from business divested in the preceding 12 months.

The National Programs segment’s growth rate for total commissions and fees was 15.0% and the Organic Revenue growth rate was 12.4% for 2021. The total commissions and fees growth was due to strong Organic Revenue growth across many of our programs along with new acquisitions. The Organic Revenue growth was driven by new business, good retention, exposure unit expansion and rate increases across many programs.

Income before income taxes for 2021 increased 32.5%, or $59.4 million, from the same period in 2020, to $242.3 million. The increase was the result of: (i) strong total revenue growth; (ii) lower intercompany interest expense; (iii) a gain on sale of one of our businesses; partially offset by; (iv) an increase in estimated acquisition earn-out payables.

EBITDAC for 2021 increased 23.8%, or $54.4 million, from the same period in 2020, to $283.3 million. EBITDAC Margin for 2021 increased to 40.4% due to (i) Organic Revenue growth and scaling of a number of our programs; (ii) higher contingent commissions, and (iii) a gain on the sale of one of our businesses.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 83.3% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the 12 months ended December 31, 2021 and 2020 is as follows:

(in thousands, except percentages)	2021	% Change	2020
REVENUES
Core commissions and fees	$393,629	14.8%	$342,986
Profit-sharing contingent commissions	8,072	2.6%	7,871
Guaranteed supplemental commissions	934	(28.4)%	1,304
Investment income	155	(15.8)%	184
Other income, net	627	38.7%	452
Total revenues	403,417	14.3%	352,797
EXPENSES
Employee compensation and benefits	212,781	15.4%	184,429
Other operating expenses	60,686	13.1%	53,643
(Gain)/loss on disposal	—	—	—
Amortization	9,150	7.9%	8,481
Depreciation	2,646	35.8%	1,948
Interest	15,990	55.5%	10,281
Change in estimated acquisition earn-out payables	7,319	NMF	422
Total expenses	308,572	19.0%	259,204
Income before income taxes	$94,845	1.3%	$93,593
Income Before Income Taxes Margin (1)	23.5%		26.5%
EBITDAC (2)	129,950	13.3%	114,725
EBITDAC Margin (2)	32.2%		32.5%
Organic Revenue growth rate (2)	8.1%		5.5%
Employee compensation and benefits relative to total revenues	52.7%		52.3%
Other operating expenses relative to total revenues	15.0%		15.2%
Capital expenditures	$1,612	(51.5)%	$3,324
Total assets at December 31 (3)	$1,154,373	(35.6)%	$1,791,717

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure
(3)
As of December 31, 2021, the Company settled the historical accumulation of the cash outlays paid by Corporate reducing the total assets at the segment level with no effect on the consolidated company

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for 2021 increased 14.3%, or $50.6 million, over 2020, to $403.4 million. The $50.6 million increase in core commissions and fees was driven by the following: (i) $27.6 million related to net new and renewal business and; (ii) $23.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2020. Profit-sharing contingent commissions and GSCs for 2021 decreased $0.2 million compared to 2020, to $9.0 million. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 14.3%, and the Organic Revenue growth rate was 8.1% for 2021. The Organic Revenue growth rate was driven by net new business, as well as increased rates seen across most lines of business, which was partially offset by shrinking capacity in the catastrophe exposed personal lines market.

Income before income taxes for 2021 increased 1.3%, or $1.3 million, over 2020, to $94.8 million, primarily due to the following: (i) the net increase in total revenues as described above, which was offset by; (ii) an increase in amortization expense; (iii) an increase in intercompany interest expense; (iv) an increase in employee compensation and benefits of $28.3 million, related to additional employees from acquisitions completed in the past 12 months and net additions to support increased transaction volumes, compensation increases for existing employees, and additional non-cash stock-based compensation expense; and (v) a net $7.0 million increase in other operating expenses, primarily acquisition related.

EBITDAC for 2021 increased 13.3%, or $15.2 million, from the same period in 2020, to $129.9 million. EBITDAC Margin for 2021 decreased to 32.2% from 32.5% in the same period in 2020. The decrease in EBITDAC Margin was primarily driven by; (i) increased employee compensation based on the composition of revenue growth and non-cash stock-based compensation costs, in addition to; (ii) a variable expense normalization which was partially offset by; (iii) revenue growth as described above.

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

Unlike the other segments, nearly all of the Services segment’s revenue is generated from fees which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services segment for the 12 months ended December 31, 2021 and 2020 is as follows:

(in thousands, except percentages)	2021	% Change	2020
REVENUES
Core commissions and fees	$178,857	2.8%	$174,012
Profit-sharing contingent commissions	—	—	—
Guaranteed supplemental commissions	—	—	—
Investment income	3	—	—
Other income, net	—	—	—
Total revenues	178,860	2.8%	174,012
EXPENSES
Employee compensation and benefits	89,723	1.1%	88,787
Other operating expenses	51,212	4.1%	49,191
(Gain)/loss on disposal	9	—	(2)
Amortization	5,276	(5.1)%	5,561
Depreciation	1,484	4.2%	1,424
Interest	2,899	(30.0)%	4,142
Change in estimated acquisition earn-out payables	—	(100.0)%	(3,085)
Total expenses	150,603	3.1%	146,018
Income before income taxes	$28,257	0.9%	$27,994
Income Before Income Taxes Margin (1)	15.8%		16.1%
EBITDAC (2)	37,916	5.2%	36,036
EBITDAC Margin (2)	21.2%		20.7%
Organic Revenue growth rate (2)	3.0%		(10.9)%
Employee compensation and benefits relative to total revenues	50.2%		51.0%
Other operating expenses relative to total revenues	28.6%		28.3%
Capital expenditures	$1,609	13.0%	$1,424
Total assets at December 31 (3)	$299,185	(37.7)%	$480,440

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure
(3)
As of December 31, 2021, the Company settled the historical accumulation of the cash outlays paid by Corporate reducing the total assets at the segment level with no effect on the consolidated company

NMF = Not a meaningful figure

The Services segment’s total revenues for 2021 increased 2.8%, or $4.8 million, from 2020, to $178.9 million. The $4.8 million increase in core commissions and fees, was driven by; (i) specialized claims handling in our advisory business; (ii) expansion of existing programs; (iii) partially offset by continued pressure in our advocacy space (iii) and reduction in workers' compensation severity claims. Total commissions and fees increased 2.8%, and Organic Revenue increased 3.0% in 2021, both as compared to 2020.

Income before income taxes for 2021 increased 0.9%, or $0.3 million, from 2020, to $28.3 million due to a combination of: (i) lower intercompany interest; (ii) drivers of EBITDAC described below and; (iii) partially offset by the earn-out liability credit recorded in prior year.

EBITDAC for 2021 increased 5.2%, or $1.9 million, from the same period in 2020, to $37.9 million. EBITDAC Margin for 2021 increased to 21.2% from 20.7% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin were driven primarily by leveraging our expense base with higher Organic Revenue growth and lower variable expenses in response to COVID-19.

Other

As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility, which as of December 31, 2021 provided access to up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the revolving credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The revolving credit facility contains an expansion for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the term loan credit agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of December 31, 2021.

Our cash and cash equivalents of $887.0 million at December 31, 2021, of which $245.6 million was held in a fiduciary capacity, reflected an increase of $69.6 million from the $817.4 million balance at December 31, 2020. During 2021, $942.5 million of cash was generated from operating activities, representing an increase of 30.6%. During this period, $366.8 million of cash was used for new acquisitions, $89.1 million was used for acquisition earn-out payments, $45.0 million was used to purchase additional fixed assets, $107.2 million was used for payment of dividends, $82.6 million was used for share repurchases and $73.1 million was used to pay outstanding principal balances owed on long-term debt.

We hold approximately $66.4 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.

Our cash and cash equivalents of $817.4 million at December 31, 2020, of which $211.9 million was held in a fiduciary capacity, reflected an increase of $275.2 million from the $542.2 million balance at December 31, 2019. During 2020, $721.6 million of cash was generated from operating activities, representing an increase of 6.4%. During this period, $694.8 million of cash was used for new acquisitions, $29.5 million was used for acquisition earn-out payments, $70.7 million was used to purchase additional fixed assets, $100.6 million was used for payment of dividends, $55.1 million was used for share repurchases and $55.0 million was used to pay outstanding principal balances owed on long-term debt.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.25 and 1.26 for December 31, 2021 and December 31, 2020, respectively.

Contractual Cash Obligations

As of December 31, 2021, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$2,036,875	$42,500	$750,625	$193,750	$1,050,000
Other liabilities(1)	178,299	38,816	18,621	11,237	109,625
Operating leases(2)	260,801	49,529	87,355	58,928	64,989
Interest obligations	349,233	61,157	111,940	71,391	104,745
Unrecognized tax benefits	917	—	917	—	—
Maximum future acquisition contingency payments(3)	484,815	116,033	368,782	—	—
Total contractual cash obligations(4)	$3,310,940	$308,035	$1,338,240	$335,306	$1,329,359

(1)
Includes the current portion of other long-term liabilities, and approximately $15.6 million of remaining deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in December 2022. The Company paid the first installment of $15.6 million in December 2021.
(2)
Includes $18.8 million of future lease commitments expected to commence in 2022.
(3)
Includes $291.0 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of its affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018.
(4)
Does not include approximately $28.9 million of current liability for a dividend of $0.1025 per share approved by the board of directors on
January 20, 2022.

Debt

Total debt at December 31, 2021 was $2,022.9 million net of unamortized discount and debt issuance costs, which was an decrease of $73.0 million compared to December 31, 2020. The decrease includes: (i) the repayment of the principal balance of $73.1 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (ii) an additional $2.7 million including debt issuance costs related to the Company's refinanced credit facility, the Second Amended and Restated Credit Agreement (as defined below), on

October 27, 2021; offset by (iii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $2.8 million.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the revolving credit facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement.

During the 12 months ended December 31, 2021, the Company has repaid $30.0 million of principal related to the amended and restated credit agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2021, June 30, 2021, September 30, 2021 and on October 27, 2021 in conjunction with the closing of the Second Amended and Restated Credit Agreement, the Company repaid an additional $10.0 million of outstanding principal related to the term loan under the amended and restated credit agreement. On December 31, 2021, the Company repaid $3.1 million under the Second Amended and Restated Credit Agreement as part of a scheduled amortized principal payment/ The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $246.9 million as of December 31, 2021. The Company’s next scheduled amortized principal payment is due March 31, 2022 and is equal to $3.1 million.

During the 12 months ended December 31, 2021, the Company has repaid $30.0 million of principal related to the term loan credit agreement through quarterly scheduled amortized principal payments each equaling $7.5 million on March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021. The term loan credit agreement had an outstanding balance of $240.0 million as of December 31, 2021. The Company’s next scheduled amortized principal payment is due March 31, 2021 and is equal to $7.5 million.

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

During the 12 months ended December 31, 2020, the Company has repaid $40.0 million of principal related to the amended and restated credit agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The amended and restated credit agreement term loan had an outstanding balance of $290.0 million as of December 31, 2020. The Company’s next scheduled amortized principal payment is due March 31, 2021 and is equal to $10.0 million.

During the 12 months ended December 31, 2020, the Company has repaid $15.0 million of principal related to the term loan credit agreement through quarterly scheduled amortized principal payments each equaling $3.8 million on March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The term loan credit agreement had an outstanding balance of $270.0 million as of December 31, 2020. The Company’s next scheduled amortized principal payment is due March 31, 2021 and is equal to $7.5 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2021 and December 31, 2020, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2021, we had $486.9 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to London Inter-bank Offered Rate (“LIBOR”) and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. On March 5, 2021 the ICE Benchmark Administration, which administrators LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be represented immediately after December 31, 2021 for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings.

On October 27, 2021 the Company entered into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement includes provisions regarding transition from LIBOR to SOFR in preparation of the LIBOR cessation. Management will continue to actively assess the related opportunities and risks associated with the transition as well as monitor related proposals, guidance and other alternative-rate initiatives, with an expectation that the Company will be prepared for a termination of LIBOR benchmarks prior to June 30, 2023 when typical rate settings will no longer be available.

We are subject to operational exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian dollars. As of January 14, 2021, the Company announced the completion of the acquisition of O’Leary Insurances, an Ireland based retail brokerage business which has substantially all of its revenue and cost base in euros.

Based upon our foreign currency rate exposure as of December 31, 2021, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
REVENUES
Commissions and fees	$3,047,522	$2,606,108	$2,384,737
Investment income	1,099	2,811	5,780
Other income, net	2,777	4,456	1,654
Total revenues	3,051,398	2,613,375	2,392,171
EXPENSES
Employee compensation and benefits	1,636,911	1,436,377	1,308,165
Other operating expenses	402,941	365,973	377,089
(Gain)/loss on disposal	(9,605)	(2,388)	(10,021)
Amortization	119,593	108,523	105,298
Depreciation	33,309	26,276	23,417
Interest	64,981	58,973	63,660
Change in estimated acquisition earn-out payables	40,445	(4,458)	(1,366)
Total expenses	2,288,575	1,989,276	1,866,242
Income before income taxes	762,823	624,099	525,929
Income taxes	175,719	143,616	127,415
Net income	$587,104	$480,483	$398,514
Net income per share:
Basic	$2.08	$1.70	$1.42
Diluted	$2.07	$1.69	$1.40
Dividends declared per share	$0.38	$0.35	$0.33

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$587,104	$480,483	$398,514
Foreign currency translation	(9,287)	—	—
Unrealized loss on available-for-sale debt securities, net of tax	(122)	—	—
Comprehensive income	$577,695	$480,483	$398,514

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$887,009	$817,398
Restricted cash and investments	583,247	454,517
Short-term investments	12,891	18,332
Premiums, commissions and fees receivable	1,216,188	1,099,248
Reinsurance recoverable	63,106	43,469
Prepaid reinsurance premiums	392,222	377,615
Other current assets	175,621	147,670
Total current assets	3,330,284	2,958,249
Fixed assets, net	212,033	201,115
Operating lease assets	197,035	186,998
Goodwill	4,736,828	4,395,918
Amortizable intangible assets, net	1,081,465	1,049,660
Investments	30,970	24,971
Other assets	206,828	149,581
Total assets	$9,795,443	$8,966,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,384,562	$1,198,529
Losses and loss adjustment reserve	63,106	43,469
Unearned premiums	392,222	377,615
Premium deposits and credits due customers	122,447	102,505
Accounts payable	206,370	190,497
Accrued expenses and other liabilities	456,159	371,737
Current portion of long-term debt	42,500	70,000
Total current liabilities	2,667,366	2,354,352
Long-term debt less unamortized discount and debt issuance costs	1,980,437	2,025,906
Operating lease liabilities	179,976	172,935
Deferred income taxes, net	386,794	344,222
Other liabilities	383,977	314,854
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 300,993 shares and outstanding 282,496 at 2021, issued 299,689 shares and outstanding 283,004 shares at 2020 - in thousands.	30,099	29,969
Additional paid-in capital	849,424	794,909
Treasury stock, at cost at 18,497 at 2021 and 16,685 shares at 2020, respectively - in thousands	(673,902)	(591,338)
Accumulated other comprehensive loss	(9,409)	—
Retained earnings	4,000,681	3,520,683
Total shareholders’ equity	4,196,893	3,754,223
Total liabilities and shareholders’ equity	$9,795,443	$8,966,492

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	279,583	$29,338	$615,180	$(477,572)	$-	$2,833,622	$3,000,568
Net Income						398,514	398,514
Net unrealized holding (loss) gain on available-for-sale securities			182			(30)	152
Shares issued - employee stock compensation plans
Employee stock purchase plan	976	98	30,453				30,551
Stock incentive plans	2,519	252	40,311				40,563
Agency acquisition	569	57	19,943				20,000
Directors	28	3	877				880
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(366)	(37)	(10,897)				(10,934)
Purchase of treasury stock	(1,654)		20,000	(58,671)			(38,671)
Cash dividends paid ($0.33 per share)						(91,344)	(91,344)
Balance at December 31, 2019	281,655	29,711	716,049	(536,243)	—	3,140,762	3,350,279
Net Income						480,483	480,483
Net unrealized holding (loss) gain on available-for-sale securities			466			30	496
Shares issued - employee stock compensation plans
Employee stock purchase plan	962	96	38,047				38,143
Stock incentive plans	1,895	189	50,934				51,123
Agency acquisition	723	72	30,048				30,120
Directors	16	2	585				587
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1,013)	(101)	(41,220)				(41,321)
Purchase of treasury stock	(1,234)			(55,095)			(55,095)
Cash dividends paid ($0.35 per share)						(100,592)	(100,592)
Balance at December 31, 2020	283,004	29,969	794,909	(591,338)	—	3,520,683	3,754,223
Net Income						587,104	587,104
Net unrealized holding (loss) gain on available-for-sale securities			(508)		(122)		(630)
Foreign currency translation					(9,287)	123	(9,164)
Shares issued - employee stock compensation plans
Employee stock purchase plan	851	85	42,800				42,885
Stock incentive plans	1,313	131	51,129				51,260
Agency acquisition	184	19	9,873				9,892
Directors	17	2	897				899
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1,061)	(107)	(49,676)				(49,783)
Purchase of treasury stock	(1,812)			(82,564)			(82,564)

Cash dividends paid ($0.38 per share)						(107,229)	(107,229)
Balance at December 31, 2021	282,496	$30,099	$849,424	$(673,902)	$(9,409)	$4,000,681	$4,196,893

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$587,104	$480,483	$398,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	119,593	108,523	105,298
Depreciation	33,309	26,276	23,417
Non-cash stock-based compensation	61,018	59,749	46,994
Change in estimated acquisition earn-out payables	40,445	(4,458)	(1,366)
Deferred income taxes	33,616	15,943	12,383
Amortization of debt discount and disposal of deferred financing costs	2,839	2,319	2,054
Accretion of discounts and premiums, investments	171	48	(5)
(Gain)/loss on sales of investments, fixed assets and customer accounts	(7,096)	(831)	(9,550)
Payments on acquisition earn-outs in excess of original estimated payables	(21,060)	(4,532)	(351)
Effect of changes in foreign exchange rate changes	494	—	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(72,843)	(135,367)	(86,778)
Reinsurance recoverables (increase) decrease	(19,637)	15,036	6,891
Prepaid reinsurance premiums (increase) decrease	(14,607)	(11,594)	(28,101)
Other assets (increase) decrease	(53,746)	(42,731)	(46,520)
Premiums payable to insurance companies (increase) decrease	127,991	158,775	148,658
Premium deposits and credits due customers increase (decrease)	19,581	(12,886)	7,820
Losses and loss adjustment reserve increase (decrease)	19,637	(15,036)	(6,707)
Unearned premiums increase (decrease)	14,607	11,594	28,101
Accounts payable increase (decrease)	51,404	107,754	17,800
Accrued expenses and other liabilities increase (decrease)	66,782	34,716	43,330
Other liabilities increase (decrease)	(47,133)	(72,134)	16,298
Net cash provided by operating activities	942,469	721,647	678,180
Cash flows from investing activities:
Additions to fixed assets	(45,045)	(70,700)	(73,108)
Payments for businesses acquired, net of cash acquired	(366,780)	(694,842)	(353,043)
Proceeds from sales of fixed assets and customer accounts	16,735	9,615	21,592
Purchases of investments	(12,375)	(14,168)	(17,520)
Proceeds from sales of investments	10,785	11,025	8,494
Net cash used in investing activities	(396,680)	(759,070)	(413,585)
Cash flows from financing activities:
Payments on acquisition earn-outs	(62,521)	(24,977)	(9,566)
Proceeds from long-term debt	—	700,000	350,000
Payments on long-term debt	(73,125)	(55,000)	(50,000)
Deferred debt issuance costs	(2,683)	(6,756)	(3,701)
Borrowings on revolving credit facilities	—	250,000	100,000
Payments on revolving credit facilities	—	(350,000)	(350,000)
Issuances of common stock for employee stock benefit plans	34,026	30,104	24,999
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(49,783)	(41,321)	(10,933)
Purchase of treasury stock	(82,564)	(55,095)	(58,671)
Settlement of accelerated share repurchase program	—	—	20,000
Cash dividends paid	(107,229)	(100,592)	(91,344)
Net cash (used in) provided by financing activities	(343,879)	346,363	(79,216)
Effect of foreign exchange rate cash changes	(3,569)	—	—
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	198,341	308,940	185,379
Cash and cash equivalents inclusive of restricted cash at beginning of period	1,271,915	962,975	777,596
Cash and cash equivalents inclusive of restricted cash at end of period	$1,470,256	$1,271,915	$962,975

See accompanying notes to Consolidated Financial Statements. Refer to Note 13 for reconciliation of cash and cash equivalents inclusive of restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification ("ASC") Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the available expedients provided by the new standard; however, the Company can assert there is no impact to any carrying value of assets or liabilities aside from our floating-rate debt instruments that are indexed to LIBOR and are carried at amortized cost. Any further impact of adoption will be in determining the new periodic floating interest rate indexed to our floating-rate debt instruments with no impact on the balance sheet upon adoption.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intra-period tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021. The impact of adopting this standard was not material to the presentation of the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-15 effective January 1, 2020. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes and systems, was not material.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance adds an impairment model, known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable forward-looking information, which is intended to result in more timely recognition of such losses. All related guidance has been codified into, and is now known as, ASC 326 – Financial Instruments—Credit Losses. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. The Company adopted ASU 2016-13 effective January 1, 2020 and determined there was not a material impact on the Company’s Financial Statements given that historical trend analysis and assessments for forward-looking qualitative analysis are already integrated into financial assessments for the Company.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Revenue Recognition

The Company earns commissions paid by insurance carriers for the binding of insurance coverage. Commissions are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. The Company earns fee revenue by receiving negotiated fees in lieu of a commission and from services other than securing insurance coverage. Fee revenues from certain agreements are recognized depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. In situations where multiple performance obligations exist within a fee contract, in some instances the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation. Incentive commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties. Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions. Profit-sharing contingent commissions and incentive commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions based on the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. Guaranteed supplemental commissions, a form of variable consideration, represent guaranteed fixed-base agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments with quoted market prices having maturities of three months or less when purchased. Included in cash and cash equivalents are unrestricted premium from insureds and prefunded claims from carriers held in a fiduciary capacity.

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In our capacity as an insurance agent or broker, the Company typically collects premiums from insureds and, after deducting the authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, premiums that are receivable from insureds are reported within Premiums, commissions, and fees receivable in the Consolidated Balance Sheets. Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them, and the use of such funds is restricted by laws in certain jurisdictions in which our subsidiaries operate, or restricted due to our contracts with a certain insurance company or companies in which we hold premiums in a fiduciary capacity. Where allowed by law, the Company invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short-term. In certain states in which the Company operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.

In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the Consolidated Balance Sheets, commissions are receivables from insurance companies. Fees are primarily receivables due from customers.

Investments

Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines. The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds. Investments within the portfolio or funds are held as available-for-sale and are carried at their fair value. Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheets. Realized gains and losses are reported as investment income on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

Fixed Assets

Fixed assets, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Goodwill and Amortizable Intangible Assets

All of our business combinations are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual EBITDAC (defined below), and/or revenue earned over a period of 3 years within a minimum and maximum price range. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.

The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’ future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecast earn-out payments will be made.

Amortizable intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts and non-compete agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which typically range from 3 to 15 years. Purchased customer accounts represent the value of the customer relationship, but also consist of records and files that contain information about insurance policies and the related insured parties that are essential to policy renewals.

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company will calculate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2021 and determined that the fair value of goodwill significantly exceeded the carrying value of such assets. In addition, as of December 31, 2021, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted after determining the fair value of the amortizable intangible assets. There were no impairments recorded for the years ended December 31, 2021, 2020 and 2019.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2021	2020	2019
Net income	$587,104	$480,483	$398,514
Net income attributable to unvested awarded performance stock	(12,942)	(15,197)	(12,873)
Net income attributable to common shares	$574,162	$465,286	$385,641
Weighted average number of common shares outstanding – basic	282,246	283,294	281,566
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(6,222)	(8,960)	(9,095)
Weighted average number of common shares outstanding for basic earnings per common share	276,024	274,334	272,471
Dilutive effect of stock options	1,390	1,533	2,145
Weighted average number of shares outstanding – diluted	277,414	275,867	274,616
Net income per share:
Basic	$2.08	$1.70	$1.42
Diluted	$2.07	$1.69	$1.40

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2021 and 2020, approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2021 and 2020 as our fixed-rate borrowings of $1,548.5 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of our variable floating rate debt agreements is $486.9 million which approximates the carrying value due to the variable interest rate based upon adjusted LIBOR. See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables. See Note 6 for information on the fair value of investments and Note 9 for information on the fair value of long-term debt.

Non-Cash Stock-Based Compensation

The Company has stock-based compensation plans that provide for grants of restricted stock, restricted stock units, stock options and other stock-based awards to employees and non-employee directors of the Company. In addition, the Company has an Employee Stock Purchase Plan which allows employees to purchase shares in the Company. The Company expenses stock-based compensation, which is included in Employee compensation and benefits in the Consolidated Statements of Income over the requisite service period. The significant assumptions underlying our expense calculations include the fair value of the award on the date of grant, the estimated achievement of any performance targets and estimated forfeiture rates.

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

Reinsurance

The Company acts in a risk-bearing capacity for flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs Segment. The Company protects itself from claims-related losses by reinsuring all claims risk exposure. However, for basic admitted policies conforming to the National Flood Insurance Program all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”). For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

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

The Company also operates a capitalized captive insurance facility (the "Captive"), which started in December 2021, for the purpose of having additional capacity to sell property insurance for earthquake and wind exposed properties. The Captive buys reinsurance, limiting, but not completely eliminating the Company's exposure to underwriting losses. The operations of the Captive were not material to the Consolidated Financial Statements for the year ended December 31, 2021.

Unpaid Losses and Loss Adjustment Reserve

Unpaid losses and loss adjustment reserve include amounts determined on individual claims and other estimates based upon the past experience of WNFIC, the Captive and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.

The Company engages the services of outside actuarial consulting firms (the “Actuaries”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related loss adjustment reserve. The Actuaries utilize both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related loss adjustment reserve are adequate.

Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the Consolidated Statement of Income.

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	For the year ended December 31, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,198,129	$488,787	$323,054	$—	$42	$2,010,012
Fees(2)	414,937	173,790	67,233	178,857	(1,787)	833,030
Incentive commissions(3)	98,254	1,653	3,342	—	—	103,249
Profit-sharing contingent commissions(4)	38,895	35,259	8,072	—	—	82,226
Guaranteed supplemental commissions(5)	16,452	1,619	934	—	—	19,005
Investment income(6)	278	550	155	3	113	1,099
Other income, net(7)	993	192	627	—	965	2,777
Total Revenues	$1,767,938	$701,850	$403,417	$178,860	$(667)	$3,051,398

	For the year ended December 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,054,619	$422,916	$273,878	$—	$1	$1,751,414
Fees(2)	275,900	159,337	66,051	174,012	(1,291)	674,009
Incentive commissions(3)	89,920	549	3,057	—	31	93,557
Profit-sharing contingent commissions(4)	35,785	27,278	7,871	—	—	70,934
Guaranteed supplemental commissions(5)	15,128	(238)	1,304	—	—	16,194
Investment income(6)	163	756	184	—	1,708	2,811
Other income, net(7)	1,251	42	452	—	2,711	4,456
Total Revenues	$1,472,766	$610,640	$352,797	$174,012	$3,160	$2,613,375

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
(5)
Guaranteed supplemental commissions represent guaranteed fixed-base agreements.
(6)
Investment income consists primarily of interest on cash and investments.
(7)
Other income consists primarily of legal settlements and other miscellaneous income.
(8)
Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2021 and 2020 were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Contract assets	$361,834	$308,755
Contract liabilities	$97,933	$80,997

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.

As of December 31, 2021, deferred revenue (recorded within the accrued expenses and other liabilities caption in the Company's Consolidated Balance Sheets) consisted of $67.4 million as current portion to be recognized within one year and $30.5 million in long-term (recorded within the other liabilities caption in the Company's Consolidated Balance Sheets) to be recognized beyond one year. As of December 31, 2020, deferred revenue consisted of $54.0 million as current portion to be recognized within one year and $27.0 million in long-term deferred revenue to be recognized beyond one year.

Contract assets and contract liabilities arising from acquisitions in 2021 were approximately $5.5 million and $1.2 million, respectively. Contract assets and contract liabilities arising from acquisitions in 2020 were approximately $11.5 million and $20.0 million, respectively.

During the 12 months ended December 31, 2021 and 2020, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $23.3 million and $8.9 million, respectively. The $23.3 million for 2021 consists of additional variable consideration received on our incentive and profit-sharing contingent commissions. The $8.9 million for 2020 consists of $18.1 million of additional variable consideration received on our incentive and profit-sharing contingent commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units were expected to be impacted by the COVID-19 pandemic (“COVID-19”) and $2.1 million of other adjustments.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the Other assets caption in the Company’s Consolidated Balance Sheets was $58.2 million and $42.2 million as of December 31, 2021 and December 31, 2020, respectively. For the 12 months ended December 31, 2021 and December 31, 2020, the Company deferred $19.8 million and $17.8 million of incremental cost to obtain customer contracts, respectively. The Company expensed $3.8 million and $2.5 million of the incremental cost to obtain customer contracts for the 12 months ended December 31, 2021 and December 31, 2020, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the Other current assets caption in the Company's Consolidated Balance Sheets was $89.3 million, which is inclusive of deferrals from businesses acquired in the current year of $9.9 million. The cost to fulfill balance as of December 31, 2020 was $77.8 million. For the 12 months ended December 31, 2021 and 2020, the Company had net deferrals of $1.6 million and $3.3 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, respectively.

NOTE 3 Business Combinations

During the year ended December 31, 2021, the Company acquired the assets and assumed certain liabilities of 13 insurance intermediaries, all of the share capital of 1 insurance intermediary, all the stock of 2 insurance intermediaries, and 3 books of businesses (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecast earn-out payments will be made.

Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2021, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $0.5 million relating to the assumption of certain liabilities on acquisitions completed in 2020. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2021. The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.

Gross cash paid for acquisitions was $424.6 million and $722.5 million in the years ended December 31, 2021 and 2020, respectively. We completed 19 acquisitions (including book of business purchases) during the year ended December 31, 2021. We completed 25 acquisitions (including book of business purchases) during the year ended December 31, 2020.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
O'Leary Insurances (O'Leary)	Retail	January 1, 2021	$117,408	$4,892	$—	$15,348	$137,648	$30,575
Piper Jordan LLC (Piper)	Retail	May 1, 2021	43,428	—	1,397	9,854	54,679	15,000
Berkshire Insurance Group, Inc. (Berkshire)	Retail	September 1, 2021	41,500	—	—	—	41,500	—
AGIS Network, Inc. (AGIS) (1)	Retail	September 1, 2021	11,203	—	24,114	739	36,056	12,289
Winston Financial Services, Inc. (Winston)	Retail	October 1, 2021	79,461	5,000	7,724	16,427	108,612	29,000
Remedy Analytics, Inc. (Remedy)	Retail	October 1, 2021	40,762	—	473	7,364	48,599	25,000
Heacock Insurance Group, LLC (Heacock)	Retail	October 1, 2021	18,248	—	455	1,900	20,603	6,000
Corporate Insurance Advisors, L.L.C. (CIA)	Retail	December 1, 2021	15,314	—	181	6,542	22,037	14,000
Rainmaker Advisory, LLC (Rainmaker)	Retail	December 1, 2021	14,174	—	776	5,937	20,887	10,000
HARCO Insurance Services, Inc. (HARCO)	Retail	December 31, 2021	24,266	—	1,000	4,423	29,689	7,350
Other	Various	Various	18,849	—	3,066	7,227	29,142	13,118
Total			$424,613	$9,892	$39,186	$75,761	$549,452	$162,332

(1) Amount in the "other payable" column relates to additional contingent consideration expected to be paid within 12 months.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	O'Leary	Piper	Berkshire	AGIS	Winston	Remedy
Cash	$45,441	$—	$—	$—	$5,024	$6,675
Other current assets	43,350	2,397	1,621	13,693	7,527	1,786
Fixed assets	544	9	9	20	1,185	151
Goodwill	84,619	40,019	27,059	8,715	74,441	33,255
Purchased customer accounts	40,459	12,233	12,313	13,577	25,006	13,697
Non-compete agreements	819	21	11	51	872	508
Other assets	135	—	504	—	27	1,354
Total assets acquired	215,367	54,679	41,517	36,056	114,082	57,426
Other current liabilities	(72,649)	—	(17)	—	(5,470)	(5,233)
Deferred income tax, net	(5,057)	—	—	—	—	(3,594)
Other liabilities	(13)	—	—	—	—	—
Total liabilities assumed	(77,719)	—	(17)	—	(5,470)	(8,827)
Net assets acquired	$137,648	$54,679	$41,500	$36,056	$108,612	$48,599

(in thousands)	Heacock	CIA	Rainmaker	HARCO	Other	Total
Cash	$—	$—	$—	$—	$692	$57,832
Other current assets	738	32	—	737	5,060	76,941
Fixed assets	39	11	8	63	14	2,053
Goodwill	13,910	17,310	15,029	20,609	15,007	349,973
Purchased customer accounts	5,800	4,781	5,838	8,183	11,735	153,622
Non-compete agreements	31	11	12	32	150	2,518
Other assets	382	278	—	493	259	3,432
Total assets acquired	20,900	22,423	20,887	30,117	32,917	646,371
Other current liabilities	(297)	(386)	—	(428)	(3,775)	(88,255)
Deferred income tax, net	—	—	—	—	—	(8,651)
Other liabilities	—	—	—	—	—	(13)
Total liabilities assumed	(297)	(386)	—	(428)	(3,775)	(96,919)
Net assets acquired	$20,603	$22,037	$20,887	$29,689	$29,142	$549,452

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $350.0 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage Segments in the amounts of $346.0 million, ($1.3) million, and $5.3 million, respectively. Of the total goodwill of $350.0 million, the amount currently deductible for income tax purposes is $179.1 million, $117.9 million is non-deductible related to the O'Leary and Remedy acquisitions and the remaining $53.0 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2021, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2021 included in the Consolidated Statement of Income for the year ended December 31, 2021 were $63.8 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2021 included in the Consolidated Statement of Income for the year ended December 31, 2021 was a loss of $10.6 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2021	2020
Total revenues	$3,128,530	$2,751,167
Income before income taxes	$779,533	$653,270
Net income	$599,964	$502,942
Net income per share:
Basic	$2.13	$1.78
Diluted	$2.12	$1.77
Weighted average number of shares outstanding:
Basic	276,024	274,334
Diluted	277,414	275,867

Acquisitions in 2020

During the year ended December 31, 2020, the Company acquired the assets and assumed certain liabilities of 20 insurance intermediaries, all the stock of 1 F&I administrative services company and 4 book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

For the year ended December 31, 2020, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $3.5 million, relating to the assumption of certain liabilities.

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

Acquisitions in 2019

During the year ended December 31, 2019, the Company acquired the assets and assumed certain liabilities of 22 insurance intermediaries, all the stock of 1 insurance intermediary and 4 book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

For the year ended December 31, 2019, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $4.1 million, relating to the assumption of certain liabilities.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Smith Insurance Associates, Inc. (Smith)	Retail	February 1, 2019	$20,129	$—	$0	$2,704	$22,833	$4,550
Donald P. Pipino Company, LTD (Pipino)	Retail	February 1, 2019	16,420	—	135	9,821	26,376	12,996
AGA Enterprises, LLC d/b/a Cossio Insurance Agency (Cossio)	Retail	March 1, 2019	13,990	—	10	696	14,696	2,000
Medval, LLC (Medval)	Services	March 1, 2019	29,106	—	100	1,684	30,890	2,500
United Development Systems, Inc. (United)	Retail	May 1, 2019	18,987	—	388	3,268	22,643	8,625
Twinbrook Insurance Brokerage, Inc. (Twinbrook)	Retail	June 1, 2019	26,251	—	400	1,565	28,216	5,073
Innovative Risk Solutions, Inc. (IRS)	Retail	July 1, 2019	26,435	—	2,465	6,109	35,009	9,000
WBR Insurance Agency, LLC et al (WBR)	Retail	August 1, 2019	10,667	—	203	2,197	13,067	4,575
West Ridge Insurance Agency, Inc. d/b/a Yozell Associates (Yozell)	Retail	August 1, 2019	13,030	—	470	768	14,268	6,730
CKP Insurance, LLC (CKP)	Retail	August 1, 2019	89,190	20,000	4,000	38,093	151,283	76,500
Poole Professional Ltd. Insurance Agents and Brokers et al (Poole)	Retail	October 1, 2019	32,358	—	75	4,556	36,989	6,850
VerHagen Glendenning & Walker LLP (VGW)	Retail	October 1, 2019	23,032	—	1,498	2,385	26,915	8,170
Other	Various	Various	36,665	—	2,391	9,026	48,082	14,454
Total			$356,260	$20,000	$12,135	$82,872	$471,267	$162,023

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Smith	Pipino	Cossio	Medval	United	Twinbrook	IRS	WBR	Yozell	CKP
Cash	$—	$—	$—	$3,217	$—	$—	$—	$—	$—	$—
Other current assets	680	819	236	1,708	477	919	1,375	449	1,781	9,170
Fixed assets	39	112	29	50	20	85	11	10	12	193
Goodwill	16,042	16,765	10,010	19,108	15,111	18,935	24,938	9,096	8,904	110,495
Purchased customer accounts	6,500	11,360	4,403	7,300	7,065	8,557	8,800	4,022	3,550	32,274
Non-compete agreements	41	11	21	1	11	12	11	34	21	21
Other assets	—	772	—	15	—	—	—	—	—	—
Total assets acquired	23,302	29,839	14,699	31,399	22,684	28,508	35,135	13,611	14,268	152,153
Other current liabilities	(469)	(3,463)	(3)	(480)	(41)	(292)	(126)	(166)	—	(870)
Deferred income tax, net	—	—	—	(29)	—	—	—	(378)	—	—
Total liabilities assumed	(469)	(3,463)	(3)	(509)	(41)	(292)	(126)	(544)	—	(870)
Net assets acquired	$22,833	$26,376	$14,696	$30,890	$22,643	$28,216	$35,009	$13,067	$14,268	$151,283

(in thousands)	Poole	VGW	Other	Total
Cash	$—	$—	$—	$3,217
Other current assets	938	1,190	(6,786)	12,956
Fixed assets	4	20	(130)	455
Goodwill	28,233	16,595	34,314	328,546
Purchased customer accounts	10,359	9,092	15,020	128,302
Non-compete agreements	33	34	161	412
Other assets	—	—	(732)	55
Total assets acquired	39,567	26,931	41,847	473,943
Other current liabilities	(2,578)	(16)	6,235	(2,269)
Other liabilities	—	—	—	(407)
Total liabilities assumed	(2,578)	(16)	6,235	(2,676)
Net assets acquired	$36,989	$26,915	$48,082	$471,267

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $328.5 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $302.6 million, $0.1 million, $6.5 million and $19.3 million, respectively. Of the total goodwill of $328.5 million, $245.6 million is currently deductible for income tax purposes. The remaining $82.9 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

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

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2019
Total revenues	$2,447,401
Income before income taxes	$545,182
Net income	$412,974
Net income per share:
Basic	$1.47
Diluted	$1.46
Weighted average number of shares outstanding:
Basic	272,471
Diluted	274,616

As of December 31, 2021, the maximum future contingency payments related to all acquisitions totaled $484.8 million.

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

As of December 31, 2021, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance as of the beginning of the period	$258,943	$161,513	$89,924
Additions to estimated acquisition earn-out payables from new acquisitions	75,761	131,397	82,872
Payments for estimated acquisition earn-out payables	(83,581)	(29,509)	(9,917)
Subtotal	251,123	263,401	162,879
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	34,209	(11,814)	(7,298)
Interest expense accretion	6,236	7,356	5,932
Net change in earnings from estimated acquisition earn- out payables	40,445	(4,458)	(1,366)
Foreign currency translation adjustments during the year	(521)	—	—
Balance as of December 31,	$291,047	$258,943	$161,513

Of the $291.0 million of estimated acquisition earn-out payables as of December 31, 2021, $78.4 million was recorded as current liabilities within the accounts payable caption in the Company's Consolidated Balance Sheets, and $212.6 million was recorded as non-current liabilities within the other liabilities caption in the Company's Consolidated Balance Sheets. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items before the first anniversary date of the acquisition and may therefore differ from previously reported amounts. Of the $258.9 million of estimated acquisition earn-out payables as of December 31, 2020, $79.2 million was recorded as accounts payable, and $179.7 million was recorded as other liabilities. Of the $161.5 million of estimated acquisition earn-out payables as of December 31, 2019, $17.9 million was recorded as accounts payable, and $143.6 million was recorded as other liabilities.

NOTE 4 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2020	$2,351,291	$925,541	$298,101	$171,161	$3,746,094
Goodwill of acquired businesses	299,961	163,070	184,956	108	648,095
Goodwill disposed of relating to sales of businesses	(782)	—	—	—	(782)
Foreign currency translation adjustments during the year	—	2,511	—	—	2,511
Balance as of December 31, 2020	$2,650,470	$1,091,122	$483,057	$171,269	$4,395,918
Goodwill of acquired businesses	345,961	(1,337)	5,349	—	349,973
Goodwill disposed of relating to sales of businesses	(3,050)	—	—	—	(3,050)
Foreign currency translation adjustments during the year	(6,135)	122	—	—	(6,013)
Balance as of December 31, 2021	$2,987,246	$1,089,907	$488,406	$171,269	$4,736,828

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021				December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$2,311,605	$(1,235,261)	$1,076,344	14.9	$2,164,968	$(1,118,316)	$1,046,652	15.0
Non-compete agreements	37,587	(32,466)	5,121	4.5	35,093	(32,085)	3,008	4.6
Total	$2,349,192	$(1,267,727)	$1,081,465		$2,200,061	$(1,150,401)	$1,049,660

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is estimated to be $122.4 million, $115.5 million, $111.3 million, $108.9 million and $102.9 million, respectively.

NOTE 6 Investments

At December 31, 2021, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$30,232	$152	$(363)	$30,021
Corporate debt	8,259	108	(62)	8,305
Total	$38,491	$260	$(425)	$38,326

At December 31, 2021, the Company held $30.0 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and municipalities, and $8.3 million issued by corporations with investment-grade ratings. Of the total, $7.4 million is classified as short-term investments on the Consolidated Balance Sheets as maturities are less than one year in duration. Additionally, the Company holds $5.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$16,792	$(322)	$959	$(41)	$17,751	$(363)
Corporate debt	3,920	(62)	—	—	3,920	(62)
Total	$20,712	$(384)	$959	$(41)	$21,671	$(425)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2021, the Company had 23 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2021.

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

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2021 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7,298	$7,356
Due after one year through five years	30,193	30,011
Due after five years through ten years	1,000	959
Total	$38,491	$38,326

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,214	$11,283
Due after one year through five years	23,348	23,976
Due after five years through ten years	1,000	995
Total	$35,562	$36,254

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $9.2 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $10.8 million in the period of January 1, 2021 to December 31, 2021. These proceeds, along with other sources of cash were used to purchase an additional $12.4 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2021 to December 31, 2021 were insignificant.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $8.6 million for the year ended December 31, 2020. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $11.0 million in the period of January 1, 2020 to December 31, 2020. These proceeds were used to purchase an additional $14.2 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2020 to December 31, 2020 were insignificant.

Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

At December 31, 2021, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 7 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2021	2020
Furniture, fixtures, equipment and software	$259,081	$259,524
Leasehold improvements	52,142	42,261
Construction in progress	—	81,736
Land, buildings and improvements	97,200	8,428
Total cost	408,423	391,949
Less accumulated depreciation and amortization	(196,390)	(190,834)
Total	$212,033	$201,115

Depreciation expense for fixed assets amounted to $33.3 million in 2021, $26.3 million in 2020 and $23.4 million in 2019.

Construction in progress primarily reflects expenditures related to the construction of the new headquarters in Daytona Beach, Florida which was placed into service in January 2021.

NOTE 8 Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities at December 31 consisted of the following:

(in thousands)	2021	2020
Accrued incentive compensation	$216,721	$159,356
Accrued compensation and benefits	53,547	41,550
Lease liability(1)	43,441	43,542
Deferred revenue	67,450	53,956
Reserve for policy cancellations	29,213	31,081
Accrued interest	15,871	15,260
Accrued rent and vendor expenses	7,552	6,682
Other	22,364	20,310
Total	$456,159	$371,737
(1)
The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

NOTE 9 Long-Term Debt

Long-term debt at December 31, 2021 and 2020 consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$12,500	$—
Current portion of 5-year term loan facility expires 2022	—	40,000
Current portion of 5-year term loan credit agreement expires 2023	30,000	30,000
Total current portion of long-term debt	42,500	70,000
Long-term debt:
Note agreements:
4.200% Senior Notes, semi-annual interest payments, balloon due 2024	499,574	499,416
4.500% Senior Notes, semi-annual interest payments, balloon due 2029	349,596	349,540
2.375% Senior Note due 2031, semi-annual interest payments, balloon due 2031	699,325	699,252
Total notes	1,548,495	1,548,208
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires October 27, 2026	234,375	—
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	—	250,000
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.225%, expires October 27, 2026	—	—
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	210,000	240,000
Total credit agreements	444,375	490,000
Debt issuance costs (contra)	(12,433)	(12,302)
Total long-term debt less unamortized discount and debt issuance costs	1,980,437	2,025,906
Current portion of long-term debt	42,500	70,000
Total debt	$2,022,937	$2,095,906

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the revolving credit facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. As of December 31, 2021, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $246.9 million with no borrowings outstanding against the revolving credit facility.

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extended the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Consolidated Balance Sheets. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting before execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Consolidated Balance Sheets the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of December 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $290.0 million with no borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of December 31, 2021 and December 31, 2020, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.000% to 1.750%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of December 31, 2021, there was an outstanding debt balance issued under the Term Loan of $240.0 million. As of December 31, 2020, there was an outstanding debt balance issued under the Term Loan of $270.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to our acquisition of Hays and for other general corporate purposes. As of December 31, 2021, and December 31, 2020 there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of December 31, 2021 and December 31, 2020, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Second Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2021 and December 31, 2020.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of December 31, 2021 was 0.125%.

Interest paid in 2021, 2020 and 2019 was $61.5 million, $52.4 million, and $58.3 million, respectively.

At December 31, 2021, maturities of long-term debt were $42.5 million in 2022, $225.6 million in 2023, $525.0 million in 2024, $25.0 million in 2025, $168.8 million in 2026, $350.0 million in 2029 and $700.0 million in 2031.

NOTE 10 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2021	2020	2019
Current:
Federal	$106,763	$93,620	$85,507
State	32,635	34,123	28,905
Foreign	1,831	325	620
Total current provision	141,229	128,068	115,032
Deferred:
Federal	27,963	11,655	14,994
State	4,954	4,119	(2,587)
Foreign	1,573	(226)	(24)
Total deferred provision	34,490	15,548	12,383
Total tax provision	$175,719	$143,616	$127,415

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.7	5.3	3.8
Non-deductible employee stock purchase plan expense	0.2	0.3	0.3
Non-deductible meals and entertainment	0.0	0.1	0.3
Non-deductible officers’ compensation	0.4	0.3	0.2
Stock Vesting under ASU 2016-19	(3.6)	(3.5)	(1.1)
Other, net	0.3	(0.5)	(0.3)
Effective tax rate	23.0%	23.0%	24.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in thousands)	2021	2020
Non-current deferred tax liabilities:
Intangible assets	$440,238	$400,335
Fixed assets	20,004	11,740
ASC 842 ROU Asset	47,663	46,730
Impact of adoption of ASC 606 revenue recognition	15,216	19,928
Net unrealized holding (loss)/gain on available-for-sale securities	(41)	176
Total non-current deferred tax liabilities	523,080	478,909
Non-current deferred tax assets:
Deferred compensation	66,354	59,897
Accruals and reserves	15,708	19,497
ASC 842 lease liabilities	53,343	53,150
Net operating loss carryforwards and 163(j) disallowed carryforwards	1,910	3,168
Valuation allowance for deferred tax assets	(1,029)	(1,025)
Total non-current deferred tax assets	136,286	134,687
Net non-current deferred tax liability	$386,794	$344,222

Income taxes paid in 2021, 2020 and 2019 were $147.5 million, $132.9 million and $110.0 million, respectively.

At December 31, 2021, the Company had no net operating loss carryforwards for federal purposes and $34.5 million net operating loss carryforwards for state income tax reporting purposes, portions of which expire in the years 2022 through indefinite. The state carryforward amount is derived from the operating results of certain subsidiaries. As of December 31, 2021, the Company had a net operating loss carryforward in Canada of $1.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Unrecognized tax benefits balance at January 1	$1,267	$1,127	$1,639
Gross increases for tax positions of prior years	270	848	778
Gross decreases for tax positions of prior years	(446)	(708)	(791)
Settlements	(174)	—	(499)
Unrecognized tax benefits balance at December 31	$917	$1,267	$1,127

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, 2020 and 2019 the Company had $0.3 million, $0.3 million and $0.2 million of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $0.9 million as of December 31, 2021, $1.3 million as of December 31, 2020 and $1.1 million as of December 31, 2019. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom, Ireland and Canada. In the United States, federal returns for fiscal years 2018 through 2021 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2017 through 2021. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2020 through 2021. In Canada, the Company’s filings remain open for audit for the fiscal years 2016 through 2021. In Ireland, the Company’s filings remain open for audit for the fiscal years 2017 through 2021. The Company also operates in Bermuda and the Cayman Islands. The Company is not subject to any income taxes in these countries.

During 2019, the Company settled the previously disclosed State of Colorado income tax audit for the fiscal years 2013-2016, the State of Kansas income tax audit for the fiscal years 2014-2016, and the State of New York income tax audit for the fiscal years 2015-2017.

During 2021, the Company settled the previously disclosed State of Wisconsin income tax audit for the fiscal years 2015-2018, the State of Illinois income tax audit for the fiscal years 2015-2017, and the State of California income tax audit for the fiscal years 2015-2017. There were no material adjustments as a result of the finalization of these audits. The Company is currently under audit in the State of Massachusetts for the fiscal years 2015 through 2017. A subsidiary of the Company is currently under audit in the State of Wisconsin for the fiscal years 2017-2020 and with the Internal Revenue Service for the fiscal years 2017-2018.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. The Company has determined it is not practical to determine the unrecognized deferred tax liabilities on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

NOTE 11 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. The Company’s contribution expense to the plan totaled $35.6 million in 2021 and $31.2 million in 2020.

NOTE 12 Stock-Based Compensation

Performance Stock Plan

In 1996, the Company adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 28,800,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with the Company and other performance-based criteria established by the Compensation Committee of the Company’s board of directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the last business day before date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years), (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant), or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, were reserved for issuance under the 2010 Stock Incentive Plan (the “2010 SIP”).

At December 31, 2021, 10,192,982 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2021, 839,842 shares had met the first condition of vesting and had been awarded, and 9,353,140 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2021, the initial stock prices ranged from $8.30 to $10.31.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2019	$5.03	1,196,092	1,196,092	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.29	(115,040)	(115,040)	—
Forfeited	$4.74	(29,760)	(29,760)	—
Outstanding at December 31, 2019	$5.00	1,051,292	1,051,292	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$6.06	(119,072)	(119,072)	—
Forfeited	$5.03	(22,392)	(22,392)	—
Outstanding at December 31, 2020	$4.86	909,828	909,828	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.73	(45,736)	(45,736)	—
Forfeited	$5.50	(24,250)	(24,250)	—
Outstanding at December 31, 2021	$4.87	839,842	839,842	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $5.0 million and $3.5 million, respectively.

Stock Incentive Plans

On April 28, 2010, the shareholders of the Company approved the 2010 Stock Incentive Plan (“2010 SIP”), which was suspended May 1, 2019. On May 1, 2019, the shareholders of the Company approved the 2019 Stock Incentive Plan (“2019 SIP”) that provides for the granting of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock-based awards to employees and directors contingent on performance-based and/or time-based criteria established by the Compensation Committee of the Company’s board of directors. In addition, the 2019 SIP provides for a limited delegation of authority of the Company’s chief executive officer to grant awards to individuals who are not subject to Section 16 of the Securities Exchange Act of 1934. The principal purpose of the 2019 SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The number of shares of stock reserved for issuance under the 2019 SIP is 2,283,475 shares, plus any shares that are authorized for issuance under the 2010 SIP (described below), and not already subject to grants under the 2010 SIP, and that were outstanding as of May 1, 2019, the date of suspension of the 2010 SIP, together with PSP shares, 2010 SIP shares and 2019 SIP shares forfeited after that date. As of May 1, 2019, 6,957,897 shares were available for issuance under the 2010 SIP, which were then transferred to the 2019 SIP.

The Company has granted restricted share awards (including both restricted stock and restricted stock units) to our employees in the form of time-based grants and performance-based grants under the 2010 SIP and 2019 SIP. To date, a substantial majority of restricted share grants to employees under these plans vest in 5 to 10 years. The performance-based grants are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, Organic Revenue growth and operating profit growth of a profit center, Organic Revenue growth of the Company and consolidated diluted net income per share growth at certain levels of the Company. The performance measurement period ranges from 3 to 5 years. Beginning in 2016, certain performance-based grants have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.

Non-employee members of the board of directors received shares annually issued pursuant to the 2010 SIP and 2019 SIP as part of their annual compensation. A total of 27,885 shares were issued in April 2019, 16,490 shares were issued in May2020 and 16,857 shares were issued in May 2021.

The Company uses the closing stock price on the day before the grant date to determine the fair value of grants under the 2010 SIP and 2019 SIP and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-type grants or the established performance criteria are considered awarded shares. Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share.

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2019	$16.69	11,102,375	6,595,319	4,507,056
Granted	$28.53	1,812,047	797,778	1,014,269	(1)
Awarded	$17.26	299,339	1,954,983	(1,655,644)
Vested	$14.29	(1,068,211)	(1,068,211)	—
Forfeited	$19.09	(503,632)	(209,293)	(294,339)
Outstanding at December 31, 2019	$18.10	11,641,918	8,070,576	3,571,342
Granted	$46.58	970,997	148,015	822,982	(2)
Awarded	$19.71	497,082	1,880,512	(1,383,430)
Vested	$15.97	(3,059,619)	(3,059,619)	—
Forfeited	$20.75	(356,041)	(119,637)	(236,404)
Outstanding at December 31, 2020	$19.89	9,694,337	6,919,847	2,774,490
Granted	$46.05	1,143,094	204,826	938,268	(3)
Awarded	$25.80	310,147	1,272,554	(962,407)
Vested	$15.73	(3,223,964)	(3,223,964)	—
Forfeited	$30.54	(315,168)	(147,702)	(167,466)
Outstanding at December 31, 2021	$21.59	7,608,446	5,025,561	2,582,885

(1)
Of the 1,014,269 performance-based shares granted in 2019, the payout for 501,384 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(2)
Of the 822,982 performance-based shares granted in 2020, the payout for 365,606 shares may be increased up to 200% of the target or decreased to zero, 20,611 shares may be increased up to 120% of the target or decreased to zero, 15,850 shares may be increased up to 150% of the target or decreased to zero and 56,226 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(3)
Of the 938,268 performance-based shares granted in 2021, the payout for 486,679 shares may be increased up to 200% of the target or decreased to zero, 21,651 shares may be increased up to 120% of the target or decreased to zero and 3,886 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.

The following table sets forth information as of December 31, 2021, 2020 and 2019, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 and 2019 Stock Incentive Plans:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2021	204,826	938,268	(1)	1,272,554
2020	148,015	822,982	(2)	1,880,512
2019	797,778	1,014,269	(3)	1,954,983

(1)
Of the 938,268 performance-based shares granted in 2021, the payout for 486,679 shares may be increased up to 200% of the target or decreased to zero, 21,651 shares may be increased up to 120% of the target or decreased to zero and 3,886 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(2)
Of the 822,982 performance-based shares granted in 2020, the payout for 365,606 shares may be increased up to 200% of the target or decreased to zero, 20,611 shares may be increased up to 120% of the target or decreased to zero, 15,850 shares may be increased up to 150% of the target or decreased to zero and 56,226 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(3)
Of the 1,014,269 performance-based shares granted in 2019, the payout for 501,384 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all time-based share grants at a target payout of 100%.

At December 31, 2021, 7,569,607 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all grants.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 4,527,511 were available for future subscriptions as of December 31, 2021. Employees of the Company who regularly work 20 hours or more per week are generally eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (i) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (ii) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2021 was $11.60. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2020 and 2019, were $12.43 and $7.46, respectively.

For the ESPP plan years ended July 31, 2021, 2020 and 2019, the Company issued 850,956, 962,131 and 976,303 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $32.9 million, or $38.70 per share, in 2021, $29.3 million, or $30.51 per share, in 2020 and $24.0 million, or $24.63 per share, in 2019.

For the five months ended December 31, 2021, 2020 and 2019 (portions of the 2021-2022, 2020-2021 and 2019-2020 plan years), 354,911, 381,371 and 419,446 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $16.4 million, $14.8 million and $12.8 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2021	2020	2019
Stock incentive plan	$50,664	$50,198	$39,626
Employee stock purchase plan	9,953	8,789	6,504
Performance stock plan	401	762	864
Total	$61,018	$59,749	$46,994

Summary of Unamortized Compensation Expense

As of December 31, 2021, the Company estimates there to be $135.1 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.36 years.
NOTE 13 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During 2021, there were no additional deferrals under the CARES Act. The Company paid the first installment of $15.6 million in December 2021. The remaining balance of approximately $15.6 million of deferred employer payroll tax payments related to the CARES Act is expected to be paid in December 2022.

During the second quarter of 2021, the Company received an $8.1 million reimbursement for capitalizable costs of public infrastructure improvements related to the construction of the Company's headquarters in accordance with an economic development grant agreement between the Company and the City of Daytona Beach and Volusia County. The reimbursement has been reflected as a reduction to the additions to fixed asset line item on the Consolidated Statements of Cash Flows for the year ended December 31, 2021.

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid during the period for:
Interest	$61,531	$52,378	$58,290
Income taxes, net of refunds	$146,932	$131,596	$109,766

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Other payables issued for agency acquisitions and purchased customer accounts	$15,072	$9,130	$12,135
Estimated acquisition earn-out payables and related charges	$75,761	$131,397	$82,872
Contingent payable issued for agency acquisition	$24,114	$—	$—
Common stock issued for agency acquisition	$9,892	$—	$—
Notes payable assumed for agency acquisition	$1,355	$—	$—
Notes received on the sale of fixed assets and customer accounts	$—	$—	$9,903

Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2021, 2020 and 2019.

	Balance as of December 31,
(in thousands)	2021	2020	2019
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$887,009	$817,398	$542,174
Restricted cash	583,247	454,517	420,801
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,470,256	$1,271,915	$962,975

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2021 and 2020. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

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

The Company assesses at inception of a contract if it contains a lease. This assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset.

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheets as of December 31, 2021 and 2020 is as follows:

(in thousands)		December 31, 2021	December 31, 2020
Balance Sheet
Assets:
Operating lease right-of-use assets		$197,035	$186,998
Total assets	Operating lease assets	197,035	186,998
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,441	43,542
Non-current operating lease liabilities	Operating lease liabilities	179,976	172,935
Total liabilities		$223,417	$216,477

As of December 31, 2021, the Company has entered into future lease agreements expected to commence in 2022 consisting of undiscounted lease liabilities of $18.8 million.

Variable lease cost represents lease payments that are based on an index or similar rate. They are initially measured using the index or rate in effect at lease commencement and are based on the minimum payments stated in the lease. Additional payments based on the change in an index or rate, or payments based on a change in the Company's portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred.

Lease expense for operating leases consists of the lease payments, inclusive of lease incentives, plus any initial direct costs, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

The components of lease cost for operating leases for the 12 months ended December 31, 2021 and 2020 were:

(in thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating leases:
Lease cost	$52,751	$53,821
Variable lease cost	4,316	3,739
Short term lease cost	1,165	468
Operating lease cost	58,232	58,028
Sublease income	(1,661)	(1,798)
Total lease cost net	$56,571	$56,230

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2021 were:

Weighted-average remaining lease term	6.47
Weighted-average discount rate	2.72

Maturities of the operating lease liabilities by fiscal year at December 31, 2021 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2022	$48,743
2023	44,794
2024	37,996
2025	31,587
2026	22,511
Thereafter	56,416
Total undiscounted lease payments	242,047
Less: Imputed interest	18,630
Present value of future lease payments	$223,417

Supplemental cash flow information for operating leases:

(in thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$56,034	$54,946
Right-of-use assets obtained in exchange for new operating liabilities	$53,978	$45,750

NOTE 16 Segment Information

Brown & Brown’s business is divided into four reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses, (ii) the National Programs segment, which acts as an MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (iii) the Wholesale Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (iv) the Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Ireland, Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $78.0 million, $35.1 million and $17.7 million of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

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

	Year Ended December 31, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,767,938	$701,850	$403,417	$178,860	$(667)	$3,051,398
Investment income	$278	$550	$155	$3	$113	$1,099
Amortization	$77,810	$27,357	$9,150	$5,276	$—	$119,593
Depreciation	$11,194	$9,839	$2,646	$1,484	$8,146	$33,309
Interest expense	$91,425	$11,381	$15,990	$2,899	$(56,714)	$64,981
Income before income taxes	$334,377	$242,334	$94,845	$28,257	$63,010	$762,823
Total assets	$5,040,706	$2,943,006	$1,154,373	$299,185	$358,173	$9,795,443
Capital expenditures	$8,093	$13,467	$1,612	$1,609	$20,264	$45,045

	Year Ended December 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,472,766	$610,640	$352,797	$174,012	$3,160	$2,613,375
Investment income	$163	$756	$184	$—	$1,708	$2,811
Amortization	$67,315	$27,166	$8,481	$5,561	$—	$108,523
Depreciation	$9,071	$8,658	$1,948	$1,424	$5,175	$26,276
Interest expense	$85,968	$20,597	$10,281	$4,142	$(62,015)	$58,973
Income before income taxes	$262,245	$182,892	$93,593	$27,994	$57,375	$624,099
Total assets	$7,093,627	$3,510,983	$1,791,717	$480,440	$(3,910,275)	$8,966,492
Capital expenditures	$13,175	$7,208	$3,324	$1,424	$45,569	$70,700

	Year Ended December 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,367,261	$518,384	$310,087	$193,781	$2,658	$2,392,171
Investment income	$149	$1,397	$178	$139	$3,917	$5,780
Amortization	$63,146	$25,482	$11,191	$5,479	$—	$105,298
Depreciation	$7,390	$6,791	$1,674	$1,229	$6,333	$23,417
Interest expense	$87,295	$16,690	$4,756	$4,404	$(49,485)	$63,660
Income before income taxes	$222,875	$143,737	$82,739	$40,337	$36,241	$525,929
Total assets	$6,413,459	$3,110,368	$1,390,250	$481,336	$(3,772,592)	$7,622,821
Capital expenditures	$12,497	$10,365	$6,171	$804	$43,271	$73,108

Historically, the total assets balance in the “Other” column has been negative, reflecting the historical accumulation of the purchase price for acquisitions which are funded at the corporate level, net of a portion returned to Corporate through intercompany interest charges, as well as the historical accumulation of payments for income taxes, dividends, and share repurchases which are paid by Corporate, but not pushed down to the segments. As of December 31, 2021, the Company settled the historical accumulation of the cash outlays paid by Corporate that gave rise to the related intercompany receivables and payables to better reflect the total assets of each segment.

NOTE 17 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2021		2020
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$747,384	$732,777	$728,109	$716,515
Assumed premiums	—	—	—	—
Ceded premiums	747,366	732,759	728,093	716,499
Net premiums	$18	$18	$16	$16

All premiums written by WNFIC under the National Flood Insurance Program are 100.0% ceded to FEMA, for which WNFIC received a 30.0% expense allowance from January 1, 2021 through September 30, 2021 and a 29.9% expense allowance from October 1, 2021 through December 31, 2021. As of December 31, 2021 and 2020, the Company ceded $745.0 million and $725.8 million of written premiums for Federal Flood, respectively.

As of December 31, 2021, the Consolidated Balance Sheets contained Reinsurance recoverable of $63.1 million and Prepaid reinsurance premiums of $392.2 million. As of December 31, 2020, the Consolidated Balance Sheets contained reinsurance recoverable of $43.5 million and prepaid reinsurance premiums of $377.6 million. There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2021 and 2020, as WNFIC’s direct premiums written were 100.0% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables was $63.1 million as of December 31, 2021 and $43.5 million as of December 31, 2020.

WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $33.1 million as of December 31, 2021 and $32.6 million as of December 31, 2020. As of December 31, 2021 and 2020, WNFIC generated statutory net income of $1.6 million and $0.8 million, respectively. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12 month period is limited to the greater of 10.0% of statutory adjusted capital and surplus of 100.0% of adjusted net income. There was no dividend payout in 2020 and 2021 and the maximum dividend payout that may be made in 2022 without prior approval is $3.3 million.

NOTE 18 Shareholders’ Equity

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

During 2021, the Company repurchased 1,811,853 shares at an average price of $45.57 for a total cost of $82.6 million under the current share repurchase authorization. During 2020, the Company repurchased 1,234,417 shares at an average price of $44.63 for a total cost of $55.1 million under the current share repurchase authorization. At December 31, 2021, the remaining amount authorized by our board of directors for share repurchases was approximately $323.6 million. Under the authorized repurchase programs, the Company has repurchased approximately 18.5 million shares for an aggregate cost of approximately $673.9 million between 2014 and 2021.

During 2021, the Company paid an annualized dividend of $0.380 per share for a total of $107.2 million in annualized dividends paid. During 2020, the Company paid an annualized dividend of $0.348 per share for a total $100.6 million in annualized dividends paid. On January 20, 2022 the board of directors approved a dividend of $0.1025 per share payable on February 16, 2022 to shareholders of record on
February 4, 2022.

During 2021, the Company issued 184,772 shares valued at $9.9 million associated with business combinations. During 2020, the Company issued 722,939 shares valued at $30.1 million associated with business combinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Earn-out obligation — Refer to Notes 1 (Goodwill and Amortizable Intangible Assets) and 3 (Business Combinations) to the financial statements

Critical Audit Matter Description

The Company’s acquisition purchase price for business combinations is typically based upon a multiple of average annual operating profit and/or revenue earned over a one to three-year period within a minimum and maximum price range. The recorded purchase price for most acquisitions includes an estimation of the fair value of liabilities associated with potential earn-out provisions, when an earn-out obligation is part of the negotiated transaction. The fair value of the earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. Subsequent changes in the fair value of the earn-out obligations are recorded in the consolidated statement of income when incurred.

In determining fair value of the earn-out obligation, the acquired business’s future performance is estimated using financial projections of future earnings developed by management that are discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out obligation will be paid. The earn-out obligation balance was $291 million as of December 31, 2021 and the potential maximum earn-out obligation was $484.8 million. Of the total earn-out obligation balance, $78.4 million is recorded in accounts payable and $212.6 million is recorded in other liabilities in the consolidated balance sheet.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future earnings assumptions used in determining the fair value of the earn-out obligation included the following, among others:

•
We tested the design and operating effectiveness of controls over management’s earn-out obligation calculation, including the controls over management’s determination of future earnings.
•
We read the asset/stock purchase agreements and associated addenda and agreed the provisions of the contracts to the earn-out obligation models for our testing selections.
•
We read any post-acquisition asset/stock purchase agreements and associated addenda modifications for any additional terms to evaluate the completeness and reasonableness of the models utilized to calculate the earn-out obligation for our testing selections.
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

/s/ Deloitte & Touche LLP

Tampa, Florida
February 22, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brown & Brown, Inc. (the “Company”) and subsidiaries as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at O’Leary Insurance, Piper Jordan, LLC, Berkshire Insurance Group, Inc., AGIS Network, Inc., Winston Financial Services, Inc., Remedy Analytics Inc., Heacock Insurance Group, LLC, and Dealer Admin. Services, Inc., which were acquired in 2021 and whose financial statements constitute approximately 2.44% and 5.63% of net and total assets, respectively, 1.91% of revenues, and (1.55%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

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

Tampa, Florida
February 22, 2022

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2021: O’Leary Insurances, Piper Jordan LLC, Berkshire Insurance Group, Inc., AGIS Network, Inc., Winston Financial Services, Inc., Remedy Analytics, Inc., Heacock Insurance Group, LLC, and Dealer Admin. Services, Inc. (collectively the “2021 Excluded Acquisitions”), which were acquired during 2021 and whose financial statements constitute approximately 2.44% and 5.63% of net and total assets, respectively, 1.91% of revenues, and (1.55%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2021. Management’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 22, 2022

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief executive officer	R. Andrew Watts Executive vice president, chief financial officer and treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2021.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2021. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain information regarding our executive officers is included in Part I of this Report under the heading "Information About Our Executive Officers" in accordance with General Instruction G(3) of Form 10-K.

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2022 (the “2022 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. A copy of our Code of Ethics for our chief executive officer and our senior financial officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our internet website, at www.bbinsurance.com, and are also available without charge, upon written request directed to corporate secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2019 Stock Incentive Plan	7,569,607	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan	—
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	4,527,511
Brown & Brown, Inc. Performance Stock Plan	—
Total	12,097,118
Equity compensation plans not approved by shareholders	—

(1)
All of the shares available for future issuance under the Brown & Brown, Inc. 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, restricted stock units or other stock-based awards.
(2)
The number of securities remaining available of 7,569,607 has been reduced by 1,338,798 to reflect the maximum shares potentially distributed subject to the level of performance obtained for outstanding performance-based grants which may be increased up to 200% of the target or decreased to zero.

The other information required by this item is incorporated herein by reference to the 2022 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays (incorporated by reference to Exhibit 10.1(e) to Form 10-K for the year ended December 31, 2019).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)*	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.4(f)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.4(g)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

10.4(h)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2021).

10.4(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2021).

10.5**	Second Amended and Restated Credit Agreement dated October 27, 2021, among the Registrant JPMorgan Chase Bank, N.A., Bank of America, N.A., Truist Bank and BMO Harris Bank N.A.

10.6*

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

10.7*

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

10.8

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

ITEM 16. Form 10-K Summary.

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 22, 2022	By:	/s/ J. Powell Brown
J. Powell Brown
President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; president and chief executive officer (principal executive officer)	February 22, 2022
J. Powell Brown

/s/ R. Andrew Watts	Executive vice president, chief financial officer and treasurer (principal financial and accounting officer)	February 22, 2022
R. Andrew Watts

*	Chairman of the board	February 22, 2022
J. Hyatt Brown

*	Director	February 22, 2022
Hugh M. Brown

*	Director	February 22, 2022
Lawrence L. Gellerstedt

*	Director	February 22, 2022
James C. Hays

*	Director	February 22, 2022
Theodore J. Hoepner

*	Director	February 22, 2022
James S. Hunt

*	Director	February 22, 2022
Toni Jennings

*	Director	February 22, 2022
Timothy R.M. Main

*	Director	February 22, 2022
H. Palmer Proctor, Jr.

*	Director	February 22, 2022
Wendell Reilly

*	Director	February 22, 2022
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-fact