Form 10-Q
period 2022-03-31
BROWN & BROWN, INC.
filed 2022-05-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of May 6, 2022 was 282,272,959.

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
•
The effects of acquisitions on our business relationships, operating results and business generally;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2022	2021
REVENUES
Commissions and fees	$904.3	$814.0
Investment income	0.2	0.3
Other income, net	0.2	1.0
Total revenues	904.7	815.3
EXPENSES
Employee compensation and benefits	459.0	429.5
Other operating expenses	126.8	94.4
(Gain)/loss on disposal	(0.2)	(0.2)
Amortization	31.1	29.5
Depreciation	8.1	7.5
Interest	18.3	16.3
Change in estimated acquisition earn-out payables	(3.4)	(0.9)
Total expenses	639.7	576.1
Income before income taxes	265.0	239.2
Income taxes	44.7	39.5
Net income	$220.3	$199.7
Net income per share:
Basic	$0.78	$0.71
Diluted	$0.77	$0.70
Dividends declared per share	$0.103	$0.093

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2022	2021
Net income	$220.3	$199.7
Foreign currency translation	(2.1)	(5.3)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(0.9)	0.3
Comprehensive income	$217.3	$194.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,694.5	$693.2
Fiduciary cash	731.6	777.0
Short-term investments	17.6	12.9
Commission, fees and other receivables	613.5	522.6
Fiduciary receivables	706.1	693.7
Reinsurance recoverable	38.4	63.1
Prepaid reinsurance premiums	362.4	392.2
Other current assets	144.8	175.6
Total current assets	4,308.9	3,330.3
Fixed assets, net	214.5	212.0
Operating lease assets	204.2	197.0
Goodwill	5,140.9	4,736.8
Amortizable intangible assets, net	1,171.0	1,081.5
Investments	25.0	31.0
Other assets	208.4	206.8
Total assets	$11,272.9	$9,795.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$1,437.7	$1,470.7
Losses and loss adjustment reserve	38.4	63.1
Unearned premiums	362.5	392.2
Accounts payable	230.8	242.7
Accrued expenses and other liabilities	327.0	456.2
Current portion of long-term debt	42.5	42.5
Total current liabilities	2,438.9	2,667.4
Long-term debt less unamortized discount and debt issuance costs	3,497.1	1,980.4
Operating lease liabilities	185.7	180.0
Deferred income taxes, net	432.0	386.8
Other liabilities	383.8	383.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 302.0 shares and outstanding 283.1 shares at 2022, issued 301.0 shares and outstanding 282.5 shares at 2021	30.2	30.1
Additional paid-in capital	823.5	849.4
Treasury stock, at cost at 18.9 shares at 2022, 18.5 shares at 2021, respectively	(698.0)	(673.9)
Accumulated other comprehensive loss	(12.4)	(9.4)
Retained earnings	4,192.1	4,000.7
Total shareholders’ equity	4,335.4	4,196.9
Total liabilities and shareholders’ equity	$11,272.9	$9,795.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2021	282.5	$30.1	$849.4	$(673.9)	$(9.4)	$4,000.7	$4,196.9
Net income						220.3	220.3
Net unrealized holding (loss) gain on available-for- sale securities					(0.9)		(0.9)
Foreign currency translation					(2.1)		(2.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.7				2.7
Stock incentive plans	1.7	0.2	17.3				17.5
Agency acquisition							—
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.7)	(0.1)	(45.9)				(46.0)
Purchase of treasury stock	(0.4)			(24.1)			(24.1)
Cash dividends paid ($0.1025 per share)						(28.9)	(28.9)
Balance at March 31, 2022	283.1	$30.2	$823.5	$(698.0)	$(12.4)	$4,192.1	$4,335.4

Balance at December 31, 2020	283.0	$30.0	$794.9	$(591.4)	$—	$3,520.7	$3,754.2
Net income						199.7	199.7
Net unrealized holding (loss) gain on available-for- sale securities			(0.5)		0.3		(0.2)
Foreign currency translation					(5.3)	0.2	(5.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3.0				3.0
Stock incentive plans	1.4	0.1	15.5				15.6
Agency acquisition	0.1	—	4.9				4.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1.0)	(0.1)	(44.9)				(45.0)
Purchase of treasury stock	(1.5)			(70.0)			(70.0)
Cash dividends paid ($0.0925 per share)						(26.1)	(26.1)
Balance at March 31, 2021	282.0	$30.0	$772.9	$(661.4)	$(5.0)	$3,694.5	$3,831.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$220.3	$199.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	31.1	29.5
Depreciation	8.1	7.5
Non-cash stock-based compensation	20.1	18.7
Change in estimated acquisition earn-out payables	(3.4)	(0.9)
Deferred income taxes	15.2	10.6
Amortization of debt discount and disposal of deferred financing costs	0.7	0.7
Net (gain)/loss on sales/disposals of investments, fixed assets and customer accounts	(0.1)	(0.4)
Payments on acquisition earn-outs in excess of original estimated payables	(13.5)	(0.4)
Effect of changes in foreign exchange rate changes	(0.1)	0.2
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(87.8)	(88.6)
Reinsurance recoverables (increase) decrease	24.8	17.2
Prepaid reinsurance premiums (increase) decrease	29.8	32.6
Other assets (increase) decrease	31.0	25.3
Losses and loss adjustment reserve increase (decrease)	(24.8)	(17.2)
Unearned premiums increase (decrease)	(29.7)	(32.6)
Accounts payable increase (decrease)	22.2	70.4
Accrued expenses and other liabilities increase (decrease)	(143.1)	(107.0)
Other liabilities increase (decrease)	2.8	(27.3)
Net cash provided by operating activities	103.6	138.0
Cash flows from investing activities:
Additions to fixed assets	(10.0)	(11.4)
Payments for businesses acquired, net of cash acquired	(436.0)	(70.4)
Proceeds from sales of fixed assets and customer accounts	0.2	0.2
Purchases of investments	—	(5.1)
Proceeds from sales of investments	—	4.3
Net cash used in investing activities	(445.8)	(82.4)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(85.2)	(12.9)
Payments on acquisition earn-outs	(33.4)	(15.1)
Proceeds from long-term debt	1,200.0	—
Payments on long-term debt	(10.6)	(17.5)
Deferred debt issuance costs	(23.4)	—
Borrowings on revolving credit facility	350.0	—
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(46.0)	(45.1)
Purchase of treasury stock	(24.1)	(70.0)
Cash dividends paid	(28.9)	(26.1)
Net cash (used in) provided by financing activities	1,298.4	(186.7)
Effect of foreign exchange rate cash changes in cash and cash equivalents inclusive of fiduciary	(0.3)	(0.1)
Net increase in cash and cash equivalents inclusive of fiduciary cash	955.9	(131.2)
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	1,470.2	1,271.9
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,426.1	$1,140.7

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of fiduciary cash.

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

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), excess flood and private flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. The Company also operates a capitalized captive insurance facility (the "Captive") for the purpose of having additional capacity on a quota sharing basis, currently focused on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captive buys reinsurance, limiting, but not eliminating the Company's exposure to underwriting losses.

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Beginning January 1, 2022 the Company is presenting certain assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, hold funds from insurance companies to distribute to insureds for claims on covered losses and hold refunds due to customers as fiduciary assets and fiduciary liabilities. Uncollected premiums are no longer presented in the same caption with commissions, fees and other receivables, but rather represented in a separate caption as fiduciary receivables. Likewise, payables to insurance companies and premium deposits due customers are now combined into a new caption as fiduciary liabilities. The caption “restricted cash” is now reflected as “fiduciary cash” along with non-restricted fiduciary cash balances previously reported within “cash and cash equivalents.” Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Previously the net change in cash balances held to remit to insurance carriers or to return to customers was presented as cash flows from operating activity. All prior periods included in these financial statements have been recast to conform to this basis of presentation. The relevant balance sheet captions and how the December 31, 2021 balances as presented under the prior method relate to the current presentation are reflected in the tables below. Certain liabilities reported as premiums payable to insurance companies or within premiums deposits and credits due customers were deemed not to be fiduciary in nature and have been included within accounts payable in the presentation. Likewise, a small component of accounts payable was deemed to be fiduciary in nature and is now included within fiduciary liabilities.

December 31, 2021
(in millions)	As reported	Change in presentation	As revised
Cash and cash equivalents	$887.0	$(193.8)	$693.2
Restricted cash and investments	583.2	(583.2)	—
Fiduciary cash	—	777.0	777.0
Total	1,470.2	—	1,470.2

Premiums, commissions and fees receivables	1,216.3	(1,216.3)	—
Commissions, fees and other receivables	—	522.6	522.6
Fiduciary cash	—	693.7	693.7
Total	1,216.3	—	1,216.3

Premium payable to insurance companies	1,384.6	(1,384.6)	—
Premium deposits and credits due customers	122.4	(122.4)	—
Accounts payable	206.4	36.3	242.7
Fiduciary liabilities	—	1,470.7	1,470.7
Total	$1,713.4	$—	$1,713.4

Three months ended March 31, 2021
(in millions)	As reported	Change in presentation	As revised
Cash flows from operating activities:
Premiums, commissions and fees receivable	$(22.0)	$(66.6)	$(88.6)
Premiums payable to insurance companies	(103.9)	103.9	—
Premium deposits and credits due customers	25.9	(25.9)	—
Accounts payable	68.9	1.5	70.4

Cash flows from financing activities:
Fiduciary receivables and liabilities, net	—	(12.9)	(12.9)
Total restated changes in cash flows	$(31.1)	$—	$(31.1)

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have evaluated our contracts and the available expedients provided by the new standard and can assert there is no impact to any carrying value of assets or liabilities as our floating-rate debt instruments that are indexed to LIBOR are carried at amortized cost.

Recently Adopted Accounting Standards

None.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$393.5	$117.3	$78.3	$—	$—	$589.1
Fees (2)	112.7	34.6	16.1	43.6	(0.4)	206.6
Other supplemental commissions (3)	72.2	1.1	5.6	—	—	78.9
Profit-sharing contingent commissions (4)	17.9	8.0	2.7	—	—	28.6
Earned premium (5)	—	1.1	—	—	—	1.1
Investment income (6)	—	0.1	0.1	—	—	0.2
Other income, net (7)	0.1	—	0.1	—	—	0.2
Total Revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7

	Three months ended March 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$357.5	$110.7	$71.3	$—	$—	$539.5
Fees (2)	87.1	34.4	16.1	47.0	(0.5)	184.1
Other supplemental commissions (3)	61.9	1.2	1.4	—	—	64.5
Profit-sharing contingent commissions (4)	15.7	8.3	1.9	—	—	25.9
Earned premium (5)	—	—	—	—	—	—
Investment income (6)	—	0.2	0.1	—	—	0.3
Other income, net (7)	0.7	0.1	0.1	—	0.1	1.0
Total Revenues	$522.9	$154.9	$90.9	$47.0	$(0.4)	$815.3

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
(3)
Other supplemental commissions include additional commissions over base commissions received from insurance carriers based on predetermined growth or production measures. This includes incentive commissions and guaranteed supplemental commissions.
(4)
Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
(5)
Earned premium relates to the premiums earned in the Captive.
(6)
Investment income consists primarily of interest on cash and investments.
(7)
Other income consists primarily of legal settlements and other miscellaneous income.
(8)
Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2022 and December 31, 2021 were as follows:

(in millions)	March 31, 2022	December 31, 2021
Contract assets	$460.0	$361.8
Contract liabilities	$89.7	$97.9

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2021 is due to normal seasonality, growth in our business, and from businesses acquired in the current year.

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

As of March 31, 2022, deferred revenue consisted of $57.6 million as current portion to be recognized within one year and $32.1 million in long term to be recognized beyond one year. As of December 31, 2021, deferred revenue consisted of $67.4 million as current portion to be recognized within one year and $30.5 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2022 and 2021, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $16.9 million and $13.9 million, consisting of additional variable consideration received on our other supplemental commissions and profit-sharing contingent commissions, respectively.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $62.7 million and $58.2 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company deferred $5.7 million of incremental cost to obtain customer contracts. The Company recorded an expense of $1.2 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2022.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of March 31, 2022 was $67.5 million. The cost to fulfill balance as of December 31, 2021 was $89.3 million. For the three months ended March 31, 2022, the Company had net expense of $21.8 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Net income	$220.3	$199.7
Net income attributable to unvested awarded performance stock	(4.4)	(5.0)
Net income attributable to common shares	$215.9	$194.7
Weighted average number of common shares outstanding – basic	282.8	282.6
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(5.7)	(7.0)
Weighted average number of common shares outstanding for basic net income per common share	277.1	275.6
Dilutive effect of potentially issuable common shares	1.5	1.4
Weighted average number of shares outstanding – diluted	278.6	277.0
Net income per share:
Basic	$0.78	$0.71
Diluted	$0.77	$0.70

NOTE 5 Business Combinations

During the three months ended March 31, 2022, Brown & Brown acquired all of the stock of one insurance intermediary, and acquired one book of business (customer accounts) for a total of two acquisitions as well as entered into a definitive agreement, pending regulatory approval, to acquire GRP (Jersey) Holdco Limited and its businesses ("GRP"). Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2022, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $3.0 million. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2022 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. Cash paid for two acquisitions was $479.7 million during the three months ended March 31, 2022. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in millions)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn-out payable
Orchid Intermediate Holdings, L.P.	National Programs	March 31, 2022	$476.2	$—	$—	$10.8	$487.0	$20.0
Other	Various	Various	3.5	—	—	—	3.5	—
Total			$479.7	$—	$—	$10.8	$490.5	$20.0

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Orchid	Other (1)	Total
Cash and equivalents	$3.2	$—	$3.2
Fiduciary cash	40.5	—	40.5
Fiduciary receivables	12.5	—	12.5
Other current assets	3.4	0.5	3.9
Fixed assets	0.6	—	0.6
Goodwill	400.6	4.0	404.6
Purchased customer accounts	119.2	1.7	120.9
Non-compete agreements	—	0.3	0.3
Other assets	1.8	—	1.8
Total assets acquired	581.8	6.5	588.3
Fiduciary liabilities	(53.0)	—	(53.0)
Other current liabilities	(11.6)	(3.0)	(14.6)
Deferred income tax, net	(30.2)	—	(30.2)
Other liabilities	—	—	—
Total liabilities assumed	(94.8)	(3.0)	(97.8)
Net assets acquired	$487.0	$3.5	$490.5

(1)
The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $404.6 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail and National Programs in the amounts of $2.5 million and $402.1 million, respectively. Of the total goodwill of $404.6 million, the amount currently deductible for income tax purposes is $4.0 million and the remaining $400.6 million is not deductible for income tax purposes.

For the acquisitions completed during 2022, the results of operations since the acquisition dates have been combined with those of the Company. Due to the combination of the size of the transactions and when in the period they closed, the total revenue and income before income taxes included in the Condensed Consolidated Statement of Income from acquisitions completed during the period was insignificant. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in millions, except per share data)	2022	2021
Total revenues	$920.8	$826.1
Income before income taxes	$268.7	$241.7
Net income	$223.3	$201.8
Net income per share:
Basic	$0.79	$0.71
Diluted	$0.79	$0.71
Weighted average number of shares outstanding:
Basic	277.1	275.6
Diluted	278.6	277.0

As of March 31, 2022 and 2021, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended March 31,
(in millions)	2022	2021
Balance as of the beginning of the period	$291.0	$258.9
Additions to estimated acquisition earn-out payables	10.8	15.0
Payments for estimated acquisition earn-out payables	(46.9)	(15.5)
Subtotal	254.9	258.4
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4.8)	(2.7)
Interest expense accretion	1.4	1.8
Net change in earnings from estimated acquisition earn-out payables	(3.4)	(0.9)
Foreign currency translation adjustments during the year	(0.6)	—
Balance as of March 31,	$250.9	$257.5

Of the $250.9 million estimated acquisition earn-out payables as of March 31, 2022, $49.3 million was recorded as accounts payable and $201.6 million was recorded as other non-current liabilities. As of March 31, 2022, the maximum future acquisition contingency payments related to all acquisitions was $452.3 million, inclusive of the $250.9 million estimated acquisition earn-out payables as of March 31, 2022. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2021 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2022 are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2021	$2,987.2	$1,089.9	$488.4	$171.3	$4,736.8
Goodwill of acquired businesses	2.5	402.1	—	—	404.6
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Foreign currency translation adjustments during the year	(1.5)	1.0	—	—	(0.5)
Balance as of March 31, 2022	$2,988.2	$1,493.0	$488.4	$171.3	$5,140.9

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022				December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,432.0	$(1,266.0)	$1,166.0	14.7	$2,311.6	$(1,235.3)	$1,076.3	14.9
Non-compete agreements	37.9	(32.9)	5.0	4.5	37.6	(32.4)	5.2	4.5
Total	$2,469.9	$(1,298.9)	$1,171.0		$2,349.2	$(1,267.7)	$1,081.5

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is estimated to be $132.1 million, $128.4 million, $124.2 million, $121.5 million, and $115.4 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at March 31, 2022 and December 31, 2021 consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$12.5	$12.5
Current portion of 5-year term loan facility expires 2023	30.0	30.0
Total current portion of long-term debt	42.5	42.5
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499.6	$499.5
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.6	349.6
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.3	699.3
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	597.9	—
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	591.8	—
Total notes	2,738.2	1,548.4
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires October 27, 2026	231.3	234.4
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	350.0	—
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	202.5	210.0
Total credit agreements	783.8	444.4
Debt issuance costs (contra)	(24.9)	(12.4)
Total long-term debt less unamortized discount and debt issuance costs	3,497.1	1,980.4
Current portion of long-term debt	42.5	42.5
Total debt	$3,539.6	$2,022.9

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of March 31, 2022 and December 31, 2021, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of March 31, 2022, there was an outstanding debt balance issued under the Term Loan of $232.5 million. As of December 31, 2021, there was an outstanding debt balance issued under the Term Loan of $240.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the

Hays Companies acquisition and for other general corporate purposes. As of March 31, 2022 and December 31, 2021, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of March 31, 2022 and December 31, 2021, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the revolving credit facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. As of March 31, 2022, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $243.8 million and $350.0 million outstanding against the Revolving Credit Facility. As of December 31, 2021, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $246.9 million with no borrowings outstanding against the Revolving Credit Facility.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. If we do not consummate the acquisition of GRP (Jersey) Holdco Limited and its businesses (the “GRP Acquisition”) on or prior to December 31, 2022 or, if prior to such date, we notify the trustee in writing that the majority share purchase agreement relating to the GRP Acquisition (“GRP Acquisition Agreement”) is terminated, then, in either case, we must redeem all of the 2032 Notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the special mandatory redemption date. The 2052 Notes are not subject to the special mandatory redemption provision and will remain outstanding even if the GRP Acquisition is not consummated on or prior to December 31, 2022. The Company intends to use the net proceeds from the offering of the Notes, together with borrowings under its revolving credit facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable under the GRP Acquisition Agreement and to pay fees and expenses associated with the foregoing. If the GRP Acquisition is not consummated on or prior to December 31, 2022, the Company expects to use the net proceeds from the sale of the 2052 Notes for general corporate purposes. As of March 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. Once borrowed, Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. Once borrowed, Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. While outstanding, the undrawn Term Loan Commitments accrue a commitment fee of 0.15% beginning on the earlier of the initial funding of Term Loans under the Loan Agreement and the date that is 120 days from the Effective Date. Once drawn, Term A-1 Loans will bear interest tied to the annual rate for the adjusted secured overnight financing rate ("Adjusted Term SOFR") plus 1.125% or Base Rate plus 0.125% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage) and Term A-2 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.25% or Base Rate plus 0.25% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage). The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2022, there were no borrowings under the terms of the Loan Agreement.

As of April 28, 2022, the Company has fully drawn all available funds of $800.0 million under the Loan Agreement in connection with the preparation of closing our pending acquisitions of GRP and BdB Limited companies.

The Second Amended and Restated Credit Agreement, Term Loan Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2022 and December 31, 2021.

The 30-day Adjusted LIBOR Rate for the term loan and revolving credit facility of the Second Amended and Restated Credit Agreement and the Term Loan Credit Agreement as of March 31, 2022 were each 0.500%.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in millions)		March 31, 2022	December 31, 2021
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$204.2	$197.0
Total assets		204.2	197.0
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	44.4	43.4
Non-current operating lease liabilities	Operating lease liabilities	185.7	180.0
Total liabilities		$230.1	$223.4

As of March 31, 2022, the Company has entered into future lease agreements expected to commence later in 2022 consisting of undiscounted lease liabilities of $20.0 million.

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

The components of lease cost for operating leases for the three months ended March 31, 2022 and 2021 were:

	Three months ended March 31,
(in millions)	2022	2021
Operating leases:
Lease cost	$13.1	$13.3
Variable lease cost	1.1	1.0
Short-term lease cost	0.3	0.2
Operating lease cost	$14.5	$14.5
Sublease income	(0.4)	(0.4)
Total lease cost net	$14.1	$14.1

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2022 were:

Weighted-average remaining lease term	6.44
Weighted-average discount rate	2.62%

Maturities of the operating lease liabilities by fiscal year at March 31, 2022 for the Company's operating leases are as follows:

(in millions)	Operating leases
2022 (Remainder)	$37.0
2023	47.5
2024	40.6
2025	33.7
2026	24.7
Thereafter	63.1
Total undiscounted lease payments	246.6
Less: Imputed interest	16.5
Present value of lease payments	$230.1

Supplemental cash flow information for operating leases for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in millions)	2022	2021
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$14.1	$13.8
Right-of-use assets obtained in exchange for new operating liabilities	$13.8	$5.2

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During the first three months of 2022, there were no additional deferrals under the CARES Act. A payment of the cumulative deferred employer payroll taxes as of December 31, 2020 was paid in December 2021 and a second equal payment is planned for December 31, 2022 as permitted under the CARES Act.

Cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in millions)	2022	2021
Cash paid during the period for:
Interest	$27.1	$28.6
Income taxes, net of refunds	$4.6	$4.2

Significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in millions)	2022	2021
Estimated acquisition earn-out payables and related charges	$10.8	$15.0
Common stock issued for agency acquisition	$—	$4.9
Notes payable assumed for agency acquisition	$—	$(1.4)

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2022 and 2021.

(in millions)	March 31, 2022	December 31, 2021
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$572.5	$583.2
Non-restricted fiduciary cash	159.1	193.8
Total restricted and non-restricted fiduciary cash at the end of the period	$731.6	$777.0

	Balance as of March 31,
(in millions)	2022	2021
Table to reconcile cash, cash equivalents and fiduciary cash
Cash and cash equivalents	$1,694.5	$511.7
Fiduciary cash	731.6	629.0
Total cash, cash equivalents and fiduciary cash at the end of the period	$2,426.1	$1,140.7

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

Brown & Brown conducts most of its operations within the United States of America. International operations include, Retail operations in Bermuda, the Cayman Islands and Ireland, a National Programs operation in Canada, and a Wholesale Brokerage operation based in England. These operations earned $20.4 million and $17.5 million of total revenues for the three months ended March 31, 2022 and 2021, respectively. Tangible long-lived assets held outside of the United States as of March 31, 2022 and 2021 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Intersegment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7
Investment income	$—	$0.1	$0.1	$—	$—	$0.2
Amortization	$21.1	$6.7	$2.0	$1.3	$—	$31.1
Depreciation	$2.5	$2.8	$0.7	$0.4	$1.7	$8.1
Interest expense	$23.6	$2.2	$3.5	$0.6	$(11.6)	$18.3
Income before income taxes	$184.1	$41.7	$25.6	$6.6	$7.0	$265.0
Total assets	$4,903.9	$3,338.8	$1,124.8	$290.5	$1,614.9	$11,272.9
Capital expenditures	$1.6	$5.6	$0.4	$0.2	$2.2	$10.0

	Three months ended March 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$522.9	$154.9	$90.9	$47.0	$(0.4)	$815.3
Investment income	$—	$0.2	$0.1	$—	$—	$0.3
Amortization	$18.8	$6.9	$2.4	$1.4	$—	$29.5
Depreciation	$2.8	$2.1	$0.6	$0.4	$1.6	$7.5
Interest expense	$22.6	$4.1	$4.3	$0.8	$(15.5)	$16.3
Income before income taxes	$151.2	$41.1	$18.8	$9.3	$18.8	$239.2
Total assets	$7,210.5	$3,398.7	$1,787.0	$483.9	$(3,969.3)	$8,910.8
Capital expenditures	$2.3	$3.0	$0.5	$0.1	$5.5	$11.4

NOTE 13 Investments

At March 31, 2022, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$30.2	$0.1	$(1.2)	$29.1
Corporate debt	8.2	—	(0.2)	8.0
Total	$38.4	$0.1	$(1.4)	$37.1

At March 31, 2022, the Company held $29.1 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $8.0 million issued by corporations with investment grade ratings. Of that total, $12.1 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$8.7	$(0.5)	$10.3	$(0.7)	$19.0	$(1.2)
Corporate debt	5.8	(0.2)	—	—	5.8	(0.2)
Total	$14.5	$(0.7)	$10.3	$(0.7)	$24.8	$(1.4)

At March 31, 2022, the Company had 28 securities in an unrealized loss position. The unrealized losses for the period ended March 31, 2022 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2022.

At December 31, 2021, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$30.2	$0.2	$(0.4)	$30.0
Corporate debt	8.3	0.1	(0.1)	8.3
Total	$38.5	$0.3	$(0.5)	$38.3

At December 31, 2021, the Company held $30.0 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $8.3 million issued by corporations with investment grade ratings. Of that total, $7.4 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year, which also includes $5.5 million that is related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$16.8	$(0.3)	$1.0	$—	$17.8	$(0.3)
Corporate debt	3.9	(0.1)	—	—	3.9	(0.1)
Total	$20.7	$(0.4)	$1.0	$—	$21.7	$(0.4)

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

The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$12.0	$12.1
Due after one year through five years	$25.4	$24.1
Due after five years	$1.0	$0.9
Total	$38.4	$37.1

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2021 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7.3	$7.3
Due after one year through five years	30.2	30.0
Due after five years	1.0	1.0
Total	$38.5	$38.3

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were not meaningful in the period. The gains and losses realized on the sale of securities for the period from January 1, 2022 to March 31, 2022 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At March 31, 2022, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company Subsidiary Operations

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. In addition, we operate the Captive, in which we participate in a quota-sharing of premiums for the purposes of adding capacity to certain property insurance programs managed in our National Programs segment. The Captive cedes premiums to reinsurers for substantially all, but not the entirety of its quota share. The effects of reinsurance on premiums written and earned are as follows:

	Three months ended March 31, 2022
(in millions)	Written	Earned
Direct premiums - WNFIC	$157.6	$187.5
Ceded premiums - WNFIC	(157.6)	(187.5)
Net premiums - WNFIC	—	—
Assumed premiums - Captive	19.5	1.9
Ceded premiums - Captive	(8.0)	(0.8)
Net premiums - Captive	11.5	1.1
Net premiums - Total	$11.5	$1.1

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 29.9% expense allowance from January 1, 2022 through March 31, 2022. For the period from January 1, 2022 through March 31, 2022, the Company ceded $157.1 million of written premiums to FEMA, with $0.5 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of March 31, 2022 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $38.4 million and prepaid reinsurance premiums of $362.4 million. There was no change in the net balance in the reserve for losses and loss adjustment expense during the period January 1, 2022 through March 31, 2022, as WNFIC’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2022 was $38.4 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $35.2 million at March 31, 2022 and $33.1 million as of December 31, 2021. For the period from January 1, 2022 through March 31, 2022, WNFIC generated statutory net income of $0.3 million. For the period from January 1, 2021 through December 31, 2021, WNFIC generated statutory net income of $1.6 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2021 and the maximum dividend payout that may be made in 2022 without prior approval is $3.3 million.

Assumed net written and net earned premiums for the Captive for the three months ended March 31, 2022 were $11.5 million and $1.1 million, respectively. As of March 31, 2022, the loss reserve inclusive of IBNR claims was not significant. In December of 2021, the initial funding to capitalize the captive insurance facility was $5.9 million. This capital in addition to current earnings was $0.7 million is considered at risk for loss. The first collateral release will be in 2023 and is based on an IBNR factor times earned premium compared to current collateral balance.
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

From January 1, 2022 to March 31, 2022, the Company completed share repurchases in the open market of 386,083 shares at a total cost of $24.1 million, at an average price of $62.31 per share.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $299.6 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company paid a dividend of $0.1025 per share, which was approved by the Board of Directors on January 20, 2022 and paid on February 16, 2022 for a total of $28.9 million.

On April 25, 2022 the Board of Directors approved a dividend of $0.1025 per share payable on May 18, 2022 to shareholders of record on May 9, 2022.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the two discussions should be read together.

GENERAL

Company Overview — First Quarter of 2022

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

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also operate a capitalized captive insurance facility (the "Captive") for the purpose of having additional capacity to sell property insurance for earthquake and wind exposed properties. The Captive buys reinsurance, limiting, but not eliminating, the Company's exposure to underwriting losses, and revenues are recognized as net retained earned premiums over the associated policy periods.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic, and the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, which would increase the value of insurable exposure units, or a general decline in economic activity, which could decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on net new business and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

The term “core commissions and fees” excludes profit-sharing contingent commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The net change in core commissions and fees reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; (iv) the net change in fees paid to us by our customers; and (v) any businesses acquired or disposed of.

We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Fee revenues primarily relate to services other than securing coverage for our customers, and to a lesser extent as fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Services segment, which is primarily a fee-based business that provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (iii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 27.4% in 2021 and 26.1% in 2020.

For the three months ended March 31, 2022, our total commissions and fees growth rate was 11.1%, and our consolidated Organic Revenue growth rate was 7.8%.

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

Income before income taxes for the three months ended March 31, 2022 increased from the first quarter of 2021 by $25.8 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and consistent leveraging and management of our expense base.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Total Revenues - Adjusted, Organic Revenue, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community and because we believe it provides additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability and that we believe are not indicative of ongoing performance. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements and balance sheets as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations - Segment Information.”

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our four segments, because it allows us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We also view EBITDAC and EBITDAC Margin as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue and EBITDAC Margin as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Beginning January 1, 2022, we no longer exclude guaranteed supplemental commissions ("GSCs") from core commissions and fees and, therefore, GSCs are a component of Organic Revenue. All current and prior periods contained within this Quarterly Report on Form 10-Q have been adjusted for this treatment. GSCs are a stable source of revenue that are highly correlated to core commissions, so isolating them separately provides no meaningful incremental value in evaluating our revenue.

Beginning January 1, 2022, the following, in addition to the change in estimated acquisition earn-out payables, are excluded from certain non-GAAP measures, as we believe these amounts are not indicative of the ongoing operating performance of the business and are not easily comparable from period-to-period:

•
“(Gain)/loss on disposal,” a caption on our consolidated statements of income which reflects net proceeds received as compared to net book value related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.
•
“Acquisition/Integration Costs,” which represent the acquisition and integration costs (e.g., costs associated with regulatory filings, legal/accounting services, due diligence and the costs of integrating our information technology systems) arising out of our acquisition of Orchid Underwriters Agency and CrossCover Insurance Services ("Orchid") and pending acquisitions of GRP (Jersey) Holdco Limited and its business ("GRP") and BdB Limited companies ("BdB"). Such costs are not expected to occur on an ongoing basis in the future.
•
The period-over-period impact of foreign currency translation (“Foreign Currency Translation”), which is calculated by applying current-year foreign exchange rates to the various functional currencies in our business to our reporting currency of US dollars for the same period in the prior year.

We are presenting EBITDAC - Adjusted and EBITDAC Margin - Adjusted for the current and prior year periods contained within this Quarterly Report on Form 10-Q so these non-GAAP financial measures compare both periods on the same basis.

Non-GAAP Revenue Measures

•
Total Revenues - Adjusted is our total revenues, excluding the period-over-period impact of Foreign Currency Translation.
•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) the period-over-period impact of Foreign Currency Translation. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth.

Non-GAAP Earnings Measures

•
EBITDAC is defined as income before interest, income taxes, depreciation, amortization and the change in estimated acquisition earn-out payables.
•
EBITDAC Margin is defined as EBITDAC divided by total revenues.

•
EBITDAC - Adjusted is defined as EBITDAC, excluding (i) (gain)/loss on disposal, (ii) Acquisition/Integration Costs and (iii) the period-over-period impact of Foreign Currency Translation.
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by Total Revenues - Adjusted.

Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments and, therefore, comparability may be limited. This supplemental non-GAAP financial information should be considered in addition to, and not in lieu of, the Company's condensed consolidated financial statements.

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2022, we acquired 582 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2021. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations including potential earn-out obligations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021 for details regarding our critical and significant accounting policies.

While we did not have any changes to our Critical Accounting Policies we have implemented a revised basis of presentation to segregate fiduciary assets and liabilities from the operating assets and liabilities of the Company. The associated fiduciary cash flow is reflected within the financing activity section of the Statement of Cash Flows. All prior periods included in these financial statements have been updated to this basis of presentation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2022	2021	% Change
REVENUES
Core commissions and fees	$875.7	$788.1	11.1%
Profit-sharing contingent commissions	28.6	25.9	10.4%
Investment income	0.2	0.3	(33.3)%
Other income, net	0.2	1.0	(80.0)%
Total revenues	904.7	815.3	11.0%
EXPENSES
Employee compensation and benefits	459.0	429.5	6.9%
Other operating expenses	126.8	94.4	34.3%
(Gain)/loss on disposal	(0.2)	(0.2)	(—)%
Amortization	31.1	29.5	5.4%
Depreciation	8.1	7.5	8.0%
Interest	18.3	16.3	12.3%
Change in estimated acquisition earn-out payables	(3.4)	(0.9)	NMF
Total expenses	639.7	576.1	11.0%
Income before income taxes	265.0	239.2	10.8%
Income taxes	44.7	39.5	13.2%
NET INCOME	$220.3	$199.7	10.3%
Income Before Income Taxes Margin (1)	29.3%	29.3%
EBITDAC - Adjusted (2)	$323.3	$291.1	11.1%
EBITDAC Margin - Adjusted (2)	35.7%	35.7%
Organic Revenue growth rate (2)	7.8%	9.9%
Employee compensation and benefits relative to total revenues	50.7%	52.7%
Other operating expenses relative to total revenues	14.0%	11.6%
Capital expenditures	$10.0	$11.4	(12.3)%
Total assets at March 31,	$11,272.9	$8,910.8

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the three months ended March 31, 2022 increased $90.3 million to $904.3 million, or 11.1%, over the same period in 2021. Core commissions and fees revenue for the first quarter of 2022 increased $87.6 million, composed of (i) approximately $61.4 million of net new and renewal business, which reflects an Organic Revenue growth rate of 7.8%; (ii) $29.3 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $0.7 million; and (iv) an offsetting decrease of $2.4 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions for the first quarter of 2022 increased by $2.7 million, or 10.4%, compared to the same period in 2021.

Investment Income

Investment income for the three months ended March 31, 2022 decreased $0.1 million, or 33.3%, from the same period in 2021. The decrease was primarily driven by lower interest rates as compared to the prior year.

Other Income

Other income for the three months ended March 31, 2022 was $0.2 million, compared with $1.0 million in the same period in 2021. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 50.7% for the three months ended March 31, 2022 as compared to 52.7% for the three months ended March 31, 2021, and increased 6.9%, or $29.5 million. This increase included $10.9 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2021. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2022 and 2021 increased by $18.6 million or 4.4%. This underlying employee compensation and benefits expense increase was primarily related to: (i) increased claims associated with our self-insured employee health plan; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in accrued performance bonuses; (iv) an increase in producer compensation associated with revenue growth; partially offset by (v) the year-over-year decrease of approximately $10.6 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 14.0% of total revenues for the first quarter of 2022 as compared to 11.6% for the first quarter of 2021. Other operating expenses for the first quarter of 2022 increased $32.4 million, or 34.3%, from the same period of 2021. The net increase included: (i) $4.2 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2021; (ii) increased variable expenses with higher travel and entertainment being the largest driver; (iii) acquisition and integration costs associated with the purchase of Orchid and our pending acquisitions of GRP and BdB and (iv) the year-over-year increase of approximately $10.6 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset by increases in the value of those liabilities recognized as expense in employee compensation and benefits.

(Gain)/Loss on Disposal

Gain on disposal for the first quarter of 2022 and the first quarter of 2021 was $0.2 million. The gains on disposal were due to activity associated with book of business sales. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2022 increased $1.6 million, or 5.4%, compared to the first quarter of 2021. This increase reflects the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the first quarter of 2022 increased $0.6 million, or 8.0%, compared to the first quarter of 2021. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, and net additions of fixed assets resulting from businesses acquired in the past 12 months, which were partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the first quarter of 2022 increased $2.0 million, or 12.3%, compared to the first quarter of 2021. The increase was due to higher average debt balances resulting from a recent debt issuance in the first quarter of 2022 in preparation of the funding of the Orchid, GRP and BdB acquisitions, as well as increases in the floating rate benchmark used on our floating rate debt.

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

As of March 31, 2022 and 2021, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in millions)	2022	2021
Change in fair value of estimated acquisition earn-out payables	$(4.8)	$(2.7)
Interest expense accretion	1.4	1.8
Net change in earnings from estimated acquisition earn-out payables	$(3.4)	$(0.9)

For the three months ended March 31, 2022 and 2021, the fair value of estimated acquisition earn-out payables was re-evaluated and decreased by $4.8 million and $2.7 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income.

As of March 31, 2022, estimated acquisition earn-out payables totaled $250.9 million, of which $49.3 million was recorded as accounts payable and $201.6 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2022 and 2021 was 16.9% and 16.5% respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 of this 10-Q on the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other revenues in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate and EBITDAC Margin - Adjusted.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2022 and 2021, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2022, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$595.9	$521.7	$162.1	$154.6	$102.7	$90.7	$43.6	$47.0	$904.3	$814.0
Total change	$74.2		$7.5		$12.0		(3.4)		$90.3
Total growth %	14.2%		4.9%		13.2%		(7.2)%		11.1%
Profit-sharing contingent commissions	(17.9)	(15.7)	(8.0)	(8.3)	(2.7)	(1.9)	—	—	(28.6)	(25.9)
Core commissions and fees	$578.0	$506.0	$154.1	$146.3	$100.0	$88.8	$43.6	$47.0	$875.7	$788.1
Acquisitions	(28.3)	—	(0.1)	—	(0.9)	—	—	—	(29.3)	—
Dispositions	—	(0.7)	—	(1.2)	—	—	—	(0.5)	—	(2.4)
Foreign currency translation	—	(0.7)	—	—	—	—	—	—	—	(0.7)
Organic Revenue (2)	$549.7	$504.6	$154.0	$145.1	$99.1	$88.8	$43.6	$46.5	$846.4	$785.0
Organic Revenue growth (2)	$45.1		$8.9		$10.3		$(2.9)		$61.4
Organic Revenue growth rate (2)	8.9%		6.1%		11.6%		(6.2)%		7.8%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of this 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$521.7	$446.4	$154.6	$128.1	$90.7	$77.5	$47.0	$44.5	$814.0	$696.5
Total change	$75.3		$26.5		$13.2		$2.5		$117.5
Total growth %	16.9%		20.7%		17.0%		5.6%		16.9%
Profit-sharing contingent commissions	(15.7)	(16.1)	(8.3)	(5.7)	(1.9)	(2.1)	—	—	(25.9)	(23.9)
Core commissions and fees	506.0	430.3	146.3	122.4	88.8	75.4	47.0	44.5	788.1	672.6
Acquisition revenues	$(34.1)	$—	$(6.2)	$—	$(8.5)	$—	$—	$—	$(48.8)	$—
Divested business	—	(0.2)	—	—	—	—	—	—	—	(0.2)
Foreign currency translation	—	—	—	0.2	—	—	—	—	—	0.2
Organic Revenue (2)	$471.9	$430.1	$140.1	$122.6	$80.3	$75.4	$47.0	$44.5	$739.3	$672.6
Organic Revenue growth (2)	$41.8		$17.5		$4.9		$2.5		$66.7
Organic Revenue growth rate (2)	9.7%		14.3%		6.5%		5.6%		9.9%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of this 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2022, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7
Foreign Currency Translation	—	—	—	—	—	—
Total Revenues - Adjusted(2)	596.4	162.2	102.9	43.6	(0.4)	904.7
Income before income taxes	184.1	41.7	25.6	6.6	7.0	265.0
Income Before Income Taxes Margin(1)	30.9%	25.7%	24.9%	15.1%	NMF	29.3%
Amortization	21.1	6.7	2.0	1.3	—	31.1
Depreciation	2.5	2.8	0.7	0.4	1.7	8.1
Interest	23.6	2.2	3.5	0.6	(11.6)	18.3
Change in estimated acquisition earn-out payables	(3.7)	0.1	0.2	—	—	(3.4)
EBITDAC(2)	227.6	53.5	32.0	8.9	(2.9)	319.1
EBITDAC Margin(2)	38.2%	33.0%	31.1%	20.4%	NMF	35.3%
(Gain)/loss on disposal	(0.2)	—	—	—	—	(0.2)
Acquisition/Integration Costs	2.3	0.3	0.4	—	1.4	4.4
Foreign Currency Translation	—	—	—	—	—	—
EBITDAC - Adjusted(2)	$229.7	$53.8	$32.4	$8.9	$(1.5)	$323.3
EBITDAC Margin - Adjusted(2)	38.5%	33.2%	31.5%	20.4%	NMF	35.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2021, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$522.9	$154.9	$90.9	$47.0	$(0.4)	$815.3
Foreign Currency Translation	(0.7)	—	—	—	—	(0.7)
Total Revenues - Adjusted(2)	522.2	154.9	90.9	47.0	(0.4)	814.6
Income before income taxes	151.2	41.1	18.8	9.3	18.8	239.2
Income Before Income Taxes Margin(1)	28.9%	26.5%	20.7%	19.8%	NMF	29.3%
Amortization	18.8	6.9	2.4	1.4	—	29.5
Depreciation	2.8	2.1	0.6	0.4	1.6	7.5
Interest	22.6	4.1	4.3	0.8	(15.5)	16.3
Change in estimated acquisition earn-out payables	(0.9)	(0.2)	0.2	—	—	(0.9)
EBITDAC(2)	194.5	54.0	26.3	11.9	4.9	291.6
EBITDAC Margin(2)	37.2%	34.9%	28.9%	25.3%	NMF	35.8%
(Gain)/loss on disposal	(0.2)	—	—	—	—	(0.2)
Acquisition/Integration Costs	—	—	—	—	—	—
Foreign Currency Translation	(0.3)	—	—	—	—	(0.3)
EBITDAC - Adjusted(2)	$194.0	$54.0	$26.3	$11.9	$4.9	$291.1
EBITDAC Margin - Adjusted(2)	37.2%	34.9%	28.9%	25.3%	NMF	35.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Retail Segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our F&I businesses. Approximately 81.3% of the Retail segment’s commissions and fees revenue is commission based.

Financial information relating to our Retail Segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2022	2021	% Change
REVENUES
Core commissions and fees	$578.4	$506.5	14.2%
Profit-sharing contingent commissions	17.9	15.7	14.0%
Investment income	—	—	—%
Other income, net	0.1	0.7	(85.7)%
Total revenues	596.4	522.9	14.1%
EXPENSES
Employee compensation and benefits	288.1	262.9	9.6%
Other operating expenses	80.9	65.7	23.1%
(Gain)/loss on disposal	(0.2)	(0.2)	—%
Amortization	21.1	18.8	12.2%
Depreciation	2.5	2.8	(10.7%)
Interest	23.6	22.6	4.4%
Change in estimated acquisition earn-out payables	(3.7)	(0.9)	NMF
Total expenses	412.3	371.7	10.9%
Income before income taxes	$184.1	$151.2	21.8%
Income Before Income Taxes Margin (1)	30.9%	28.9%
EBITDAC - Adjusted (2)	$229.7	$194.0	18.4%
EBITDAC Margin - Adjusted (2)	38.5%	37.2%
Organic Revenue growth rate (2)	8.9%	9.7%
Employee compensation and benefits relative to total revenues	48.3%	50.3%
Other operating expenses relative to total revenues	13.6%	12.6%
Capital expenditures	$1.6	$2.3	(30.4)%
Total assets at March 31,	$4,903.9	$7,210.5

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended March 31, 2022 increased 14.1%, or $73.5 million, as compared to the same period in 2021, to $596.4 million. The $71.9 million increase in core commissions and fees revenue was driven by: (i) approximately $28.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021; (ii) an increase of $45.0 million related to net new and renewal business; offset by (iii) a decrease of $0.7 million related to commissions and fees recorded in 2021 from businesses since divested and a negative impact from foreign currency translation of $0.7 million. Profit-sharing contingent commissions for the first quarter of 2022 increased 14.0%, or $2.2 million, as compared to the same period in 2021, to $17.9 million. This increase was primarily the result of recent acquisitions and qualifying for incremental profit-sharing contingent commissions in 2022 beyond what was qualified for in the prior year. The Retail Segment’s total commissions and fees increased by 14.2%, and the Organic Revenue growth rate was 8.9% for the first quarter of 2022. The Organic Revenue growth rate was driven by net new business, which was impacted by modest exposure unit improvement and rate increases in most lines of business with the most pronounced being the continued increases in commercial and condo property, and professional liability, partially offset by continued premium rate reductions in workers’ compensation. Organic Revenue growth was realized across all lines of business.

Income before income taxes for the three months ended March 31, 2022 increased 21.8%, or $32.9 million, as compared to the same period in 2021, to $184.1 million. The primary factors affecting this increase were (i) the drivers of EBITDAC - Adjusted described below; and (ii) the decrease in estimated acquisition earn-out payables; partially offset by (iii) acquisition/integration costs.

EBITDAC - Adjusted for the three months ended March 31, 2022 increased 18.4%, or $35.7 million, as compared to the same period in 2021, to $229.7 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2022 increased to 38.5% from 37.2% in the same period in 2021. The increase in EBITDAC Margin - Adjusted was driven by: (i) the total revenue growth; and (ii) leveraging our expense base; partially offset by (iii) higher variable operating expenses that include travel and meeting related costs.

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

Financial information relating to our National Programs Segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2022	2021	% Change
REVENUES
Core commissions and fees	$154.1	$146.3	5.3%
Profit-sharing contingent commissions	8.0	8.3	(3.6)%
Investment income	0.1	0.2	(50.0)%
Other income, net	—	0.1	(100.0)%
Total revenues	162.2	154.9	4.7%
EXPENSES
Employee compensation and benefits	73.4	71.1	3.2%
Other operating expenses	35.3	29.8	18.5%
(Gain)/loss on disposal	—	—	—%
Amortization	6.7	6.9	(2.9)%
Depreciation	2.8	2.1	33.3%
Interest	2.2	4.1	(46.3)%
Change in estimated acquisition earn-out payables	0.1	(0.2)	NMF
Total expenses	120.5	113.8	5.9%
Income before income taxes	$41.7	$41.1	1.5%
Income Before Income Taxes Margin (1)	25.7%	26.5%
EBITDAC - Adjusted (2)	$53.8	$54.0	(0.4)%
EBITDAC Margin - Adjusted (2)	33.2%	34.9%
Organic Revenue growth rate (2)	6.1%	14.3%
Employee compensation and benefits relative to total revenues	45.3%	45.9%
Other operating expenses relative to total revenues	21.8%	19.2%
Capital expenditures	$5.6	$3.0	86.7%
Total assets at March 31,	$3,338.8	$3,398.7

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended March 31, 2022 increased 4.7%, or $7.3 million, as compared to the same period in 2021, to $162.2 million. The $7.8 million increase in core commissions and fees revenue was driven by: (i) an increase of $8.9 million related to net new and renewal business; (ii) approximately $0.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021; offset by (iii) a decrease of $1.2 million related to commissions and fees recorded in 2021 from businesses since divested.

The National Programs Segment’s total commissions and fees increased by 4.9%, and the Organic Revenue growth rate was 6.1% for the three months ended March 31, 2022. The Organic Revenue growth was driven primarily by good new business, exposure unit expansion and rate increases.

Income before income taxes for the three months ended March 31, 2022 increased 1.5%, or $.6 million, as compared to the same period in 2021, to $41.7 million. Income before income taxes increased due to: (i) the drivers of EBITDAC - Adjusted described below; and (ii) lower intercompany interest expense.

EBITDAC - Adjusted for the three months ended March 31, 2022 decreased 0.4%, or $0.2 million, from the same period in 2021, to $53.8 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2022 decreased to 33.2% from 34.9% in the same period in 2021. The EBITDAC - Adjusted was substantially flat year-over-year due to increased variable costs, increased non-cash stock-based compensation and incremental costs associated with onboarding new customers.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 83.3% of the Wholesale Brokerage Segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2022	2021	% Change
REVENUES
Core commissions and fees	$100.0	$88.8	12.6%
Profit-sharing contingent commissions	2.7	1.9	42.1%
Investment income	0.1	0.1	—%
Other income, net	0.1	0.1	—%
Total revenues	102.9	90.9	13.2%
EXPENSES
Employee compensation and benefits	55.1	50.5	9.1%
Other operating expenses	15.8	14.1	12.1%
(Gain)/loss on disposal	—	—	—%
Amortization	2.0	2.4	(16.7%)
Depreciation	0.7	0.6	16.7%
Interest	3.5	4.3	(18.6%)
Change in estimated acquisition earn-out payables	0.2	0.2	—%
Total expenses	77.3	72.1	7.2%
Income before income taxes	$25.6	$18.8	36.2%
Income Before Income Taxes Margin (1)	24.9%	20.7%
EBITDAC - Adjusted (2)	$32.4	$26.3	23.2%
EBITDAC Margin - Adjusted (2)	31.5%	28.9%
Organic Revenue growth rate (2)	11.6%	6.5%
Employee compensation and benefits relative to total revenues	53.5%	55.6%
Other operating expenses relative to total revenues	15.4%	15.5%
Capital expenditures	$0.4	$0.5	(20.0)%
Total assets at March 31,	$1,124.8	$1,787.0

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2022 increased 13.2%, or $12.0 million, as compared to the same period in 2021, to $102.9 million. The $11.2 million net increase in core commissions and fees revenue was driven primarily by: (i) $10.3 million related to net new and renewal business; and (ii) $0.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021. Profit-sharing contingent commissions for the first quarter of 2022 increased $0.8 million compared to the first quarter of 2021. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 13.2%, and the Organic Revenue growth rate was 11.6% for the first quarter of 2022. The Organic Revenue growth rate was driven by new business, good retention as well as rate increases for most lines of coverage.

Income before income taxes for the three months ended March 31, 2022 increased 36.2%, or $6.8 million, as compared to the same period in 2021, to $25.6 million. The increase was due to: (i) the drivers of EBITDAC - Adjusted described below; and (ii) lower intercompany interest and amortization expenses; partially offset by (iii) acquisition/integration costs.

EBITDAC - Adjusted for the three months ended March 31, 2022 increased 23.2%, or $6.1 million, as compared to the same period in 2021, to $32.4 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2022 increased to 31.5% from 28.9%, as compared to the same period in 2021. EBITDAC Margin - Adjusted increased due to: (i) total revenue growth; (ii) leveraging our expense base; and (iii) higher profit-sharing contingent commissions; partially offset by (iv) higher variable operating expenses, which are primarily travel and meeting related.

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

Financial information relating to our Services Segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2022	2021	% Change
REVENUES
Core commissions and fees	$43.6	$47.0	(7.2%)
Profit-sharing contingent commissions	—	—	—%
Investment income	—	—	—%
Other income, net	—	—	—%
Total revenues	43.6	47.0	(7.2%)
EXPENSES
Employee compensation and benefits	22.6	22.6	—%
Other operating expenses	12.1	12.5	(3.2)%
(Gain)/loss on disposal	—	—	—%
Amortization	1.3	1.4	(7.1)%
Depreciation	0.4	0.4	—%
Interest	0.6	0.8	(25.0)%
Change in estimated acquisition earn-out payables	—	—	—%
Total expenses	37.0	37.7	(1.9)%
Income before income taxes	$6.6	$9.3	(29.0%)
Income Before Income Taxes Margin (1)	15.1%	19.8%
EBITDAC - Adjusted (2)	$8.9	$11.9	(25.2%)
EBITDAC Margin - Adjusted (2)	20.4%	25.3%
Organic Revenue growth rate (2)	(6.2%)	5.6%
Employee compensation and benefits relative to total revenues	51.8%	48.1%
Other operating expenses relative to total revenues	27.8%	26.6%
Capital expenditures	$0.2	$0.1	100.0%
Total assets at March 31,	$290.5	$483.9

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended March 31, 2022 decreased 7.2%, or $3.4 million, as compared to the same period in 2021, to $43.6 million. The Services Segment’s total commissions and fees and Organic Revenue declined 6.2% for the first quarter of 2022 driven by: (i) lack of catastrophic weather driven claim activity; (ii) COVID-19 travel restricted claim activity; and (iii) to a lesser extent continued external delays in processing claims in our advocacy business.

Income before income taxes for the three months ended March 31, 2022 decreased 29.0%, or $2.7 million, as compared to the same period in 2021, to $6.6 million due to the drivers of EBITDAC - Adjusted described below, with a partial offset of lower intercompany interest and amortization.

EBITDAC - Adjusted for the three months ended March 31, 2022 decreased 25.2%, or $3.0 million, from the same period in 2021, to $8.9 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2022 decreased to 20.4% from 25.3% in the same period in 2021. The decrease in EBITDAC - Adjusted was driven primarily by lower catastrophic weather claims activity.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of March 31, 2022 provided up to $450.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800.0 million which was not drawn on at the time of closing. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $2.3 billion of incremental borrowing capacity as of March 31, 2022.

Subsequent to March 31, 2022, the Company has exercised all available funding under the Loan Agreement of $800.0 million.

Contractual Cash Obligations

As of March 31, 2022, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,576.3	$42.5	$746.3	$537.5	$2,250.0
Other liabilities (1)	175.9	28.2	20.4	12.0	115.3
Operating leases (2)	266.7	50.7	90.2	59.9	65.9
Interest obligations	1,474.6	115.9	215.6	180.2	962.9
Unrecognized tax benefits	1.6	—	1.6	—	—
Maximum future acquisition contingency payments (3)	452.3	80.0	372.3	—	—
Total contractual cash obligations (4)	$5,947.4	$317.3	$1,446.4	$789.6	$3,394.1
(1)
Includes the current portion of other long-term liabilities, and approximately $15.6 million of deferred employer-only payroll tax payments related to the CARES Act which is expected to be paid in December 2022.
(2)
Includes $20.0 million of future lease commitments expected to commence later in 2022.
(3)
Includes $250.9 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate.
(4)
Does not include approximately $29.0 million of current liability for a dividend of $0.1025 per share approved by the Board of Directors on April 25, 2022.

Debt

Total debt at March 31, 2022 was $3,539.6 million net of unamortized discount and debt issuance costs, which was an increase of $1,516.6 million compared to December 31, 2021. The increase includes: (i) the issuance of $1,200.0 million in aggregate principal amount of Senior Notes on March 17, 2022, exclusive of debt issuance costs and discounts applied to the principal; (ii) the drawdown of $350.0 million of the revolving credit facility in conjunction with the acquisition payment for Orchid on March 31, 2022; and (iii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $0.7 million; offset by decreases due to: (i) the scheduled principal amortization balances related to our various existing floating rate debt term notes in total of $10.7 million; and (ii) added discounted debt balances related to the issuance of $600.0 million in aggregate principal amount of the
Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million in aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”) of $10.4 million; and (iii) debt issuance costs related to the Notes and the Loan Agreement of $13.0 million.

During the three months ended March 31, 2022, the Company repaid $3.1 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $243.8 million as of March 31, 2022. The Company's next scheduled amortized principal payment is due June 30, 2022 and is equal to $3.1 million.

During the three months ended March 31, 2022, the Company repaid $7.5 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $232.5 million as of March 31, 2022. The Company’s next scheduled amortized principal payment is due June 30, 2022 and is equal to $7.5 million.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. If we do not consummate the acquisition of GRP (the “GRP Acquisition”) on or prior to December 31, 2022 or, if prior to such date, we notify the trustee in writing that the majority share purchase agreement relating to the GRP Acquisition (“GRP Acquisition Agreement”) is terminated, then, in either case, we must redeem all of the 2032 Notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the special mandatory redemption date. The 2052 Notes are not subject to the special mandatory redemption provision and will remain outstanding even if the GRP Acquisition is not consummated on or prior to December 31, 2022. The Company intends to use the net proceeds from the offering of the Notes, together with borrowings under its revolving credit facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable under the GRP Acquisition Agreement and to pay fees and expenses associated with the foregoing. If the GRP Acquisition is not consummated on or prior to December 31, 2022, the Company expects to use the net proceeds from the sale of the 2052 Notes for general corporate purposes. As of March 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022, the Company entered into the Loan Agreement with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date (the "Effective Date") until the date which is the first anniversary thereof. Once borrowed, Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. Once borrowed, Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. While outstanding, the undrawn Term Loan Commitments accrue a commitment fee of 0.15% beginning on the earlier of the initial funding of Term Loans under the Loan Agreement and the date that is 120 days from the Effective Date. Once drawn, Term A-1 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.125% or Base Rate plus 0.125% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage) and Term A-2 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.25% or Base Rate plus 0.25% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage). The

Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2022, there were no borrowings under the terms of the Loan Agreement.

On March 31, 2022 the Company accessed $350.0 million of available proceeds on the revolving credit facility under the Second Amended and Restated Credit Agreement. The proceeds were used in conjunction with the funding of the Orchid acquisition along with funds from cash on hand.

As of April 28, 2022, the Company has fully drawn all available funds of $800.0 million under the Loan Agreement in connection with the preparation of closing our pending acquisitions of GRP and BdB.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at March 31, 2022 and December 31, 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2022, we had $826.3 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to the Overnight London Interbank Offered Rate (“LIBOR”) and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing the London interbank offered rate for Dollars ("USD LIBOR") on a representative basis.

When the Company entered into the Second Amended and Restated Credit on October 27, 2021, it included provisions regarding transition from LIBOR to SOFR in preparation of the LIBOR cessation. On March 31, 2022, the Company entered into the Loan Agreement which will bear interest tied to the annual rate for the adjusted secured overnight financing rate ("Adjusted Term SOFR"). In the coming periods, the Company will assess any other current agreements with benchmark rates tied to LIBOR with an expectation that the Company will be prepared for a termination of LIBOR benchmarks prior to June 30, 2023 when typical rate settings will no longer be available.

We are subject to operational exchange rate risk in the following currencies, Canadian dollar, British Sterling and Euros. Our U.K.-based wholesale brokerage business has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Our Canadian MGA business has substantially all of its revenues and cost base denominated in Canadian dollars. Our Irish retail brokerage operations has substantially all of its revenue and cost base in Euros.

Based upon our foreign currency rate exposure as of March 31, 2022, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2022. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2022, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2022:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
January 1, 2022 to January 31, 2022	529,483	$63.38	386,083	$299,557,134
February 1, 2022 to February 28, 2022	562,741	64.45	—	299,557,134
March 1, 2022 to March 31, 2022	3,525	62.71	—	299,557,134
Total	1,095,749	$63.92	386,083	$299,557,134

(1)
Of the shares reported in this column, 386,083 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.
(2)
During the quarter, the Company made shares repurchases in the open market of 386,083 shares at a total cost of $24.1 million.
(3)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $299.6 million. Between January 1, 2014 and March 31, 2022, the Company repurchased a total of approximately 18.9 million shares for an aggregate cost of approximately $698.0 million.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

1.1

Underwriting Agreement, dated as of March 14, 2022, among Brown & Brown, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., BMO Capital Markets Corp. and Truist Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 15, 2022).

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

4.1

Fourth Supplemental Indenture, dated as of March 17, 2022, between Brown & Brown, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 17, 2022).

4.2	Form of Brown & Brown, Inc.’s 4.200% Notes due 2032 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 17, 2022).

4.3	Form of Brown & Brown, Inc.’s 4.950% Notes due 2052 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 17, 2022).

10.1*	Majority Share Purchase Agreement, dated March 7, 2022, between the Company, Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein.

10.2*

Loan Agreement, dated March 31, 2022, between the Company and the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers.

10.3**	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2022).

10.4**	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 23, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

** Management Contract or Compensatory Plan Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 9, 2022	R. Andrew Watts
Executive vice president, chief financial officer and treasurer
(duly authorized officer, principal financial officer and principal accounting officer)