Form 10-Q
period 2022-06-30
BROWN & BROWN, INC.
filed 2022-07-26
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 25, 2022 was 282,454,269.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
The future impacts of the COVID-19 pandemic ("COVID-19") and the resulting governmental and societal responses, including the direct and indirect impact of COVID-19 on the U.S. economy, the global economy and the Company’s business, liquidity, customers, insurance carriers and third parties;
•
An extended slowdown in the markets in which we operate;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
REVENUES
Commissions and fees	$838.7	$725.9	$1,743.1	$1,539.9
Investment income	0.4	0.2	0.6	0.5
Other income, net	0.6	1.2	0.8	2.2
Total revenues	839.7	727.3	1,744.5	1,542.6
EXPENSES
Employee compensation and benefits	412.1	395.6	871.0	825.1
Other operating expenses	154.0	96.3	280.8	190.6
(Gain)/loss on disposal	(0.7)	(3.9)	(0.9)	(4.0)
Amortization	33.6	29.5	64.7	59.0
Depreciation	8.9	8.8	17.1	16.3
Interest	36.0	16.3	54.3	32.6
Change in estimated acquisition earn-out payables	(3.0)	(1.6)	(6.4)	(2.5)
Total expenses	640.9	541.0	1,280.6	1,117.1
Income before income taxes	198.8	186.3	463.9	425.5
Income taxes	53.6	47.0	98.4	86.5
Net income	$145.2	$139.3	$365.5	$339.0
Net income per share:
Basic	$0.51	$0.49	$1.29	$1.20
Diluted	$0.51	$0.49	$1.29	$1.20
Dividends declared per share	$0.103	$0.093	$0.205	$0.185

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$145.2	$139.3	$365.5	$339.0
Foreign currency translation	(130.1)	1.5	(132.2)	(3.8)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(0.3)	—	(1.2)	0.3
Comprehensive income	$14.8	$140.8	$232.1	$335.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,383.5	$693.2
Fiduciary cash	904.0	777.0
Short-term investments	14.9	12.9
Commission, fees and other receivables	600.8	522.6
Fiduciary receivables	784.6	693.7
Reinsurance recoverable	34.7	63.1
Prepaid reinsurance premiums	385.4	392.2
Other current assets	222.5	175.6
Total current assets	5,330.4	3,330.3
Fixed assets, net	214.6	212.0
Operating lease assets	203.3	197.0
Goodwill	5,149.0	4,736.8
Amortizable intangible assets, net	1,145.7	1,081.5
Investments	23.7	31.0
Other assets	213.2	206.8
Total assets	$12,279.9	$9,795.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$1,688.6	$1,470.7
Losses and loss adjustment reserve	34.7	63.1
Unearned premiums	408.4	392.2
Accounts payable	279.3	242.7
Accrued expenses and other liabilities	421.4	456.2
Current portion of long-term debt	67.5	42.5
Total current liabilities	2,899.9	2,667.4
Long-term debt less unamortized discount and debt issuance costs	4,156.3	1,980.4
Operating lease liabilities	185.9	180.0
Deferred income taxes, net	443.1	386.8
Other liabilities	311.3	383.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 302.0 shares and outstanding 282.2 shares at 2022, issued 301.0 shares and outstanding 282.5 shares at 2021, respectively	30.2	30.1
Additional paid-in capital	835.7	849.4
Treasury stock, at cost at 19.7 shares at 2022, 18.5 shares at 2021, respectively	(748.0)	(673.9)
Accumulated other comprehensive loss	(142.8)	(9.4)
Retained earnings	4,308.3	4,000.7
Total shareholders’ equity	4,283.4	4,196.9
Total liabilities and shareholders’ equity	$12,279.9	$9,795.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2021	282.5	$30.1	$849.4	$(673.9)	$(9.4)	$4,000.7	$4,196.9
Net income						220.3	220.3
Net unrealized holding (loss) gain on available-for-sale securities					(0.9)		(0.9)
Foreign currency translation					(2.1)		(2.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.7				2.7
Stock incentive plans	1.7	0.2	17.3				17.5
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.7)	(0.1)	(45.9)				(46.0)
Purchase of treasury stock	(0.4)			(24.1)			(24.1)
Cash dividends paid ($0.1025 per share)						(28.9)	(28.9)
Balance at March 31, 2022	283.1	$30.2	$823.5	$(698.0)	$(12.4)	$4,192.1	$4,335.4
Net income						145.2	145.2
Net unrealized holding (loss) gain on available-for- sale securities					(0.3)		(0.3)
Foreign currency translation			(0.1)		(130.1)		(130.2)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			1.7				1.7
Stock incentive plans	(0.1)	—	12.1				12.1
Directors	—	—	0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	—	—	(2.4)				(2.4)
Purchase of treasury stock	(0.8)			(50.0)			(50.0)
Cash dividends paid ($0.1025 per share)						(29.0)	(29.0)
Balance at June 30, 2022	282.2	30.2	835.7	(748.0)	(142.8)	4,308.3	4,283.4

Balance at December 31, 2020	283.0	$30.0	$794.9	$(591.4)	$—	$3,520.7	$3,754.2
Net income						199.7	199.7
Net unrealized holding (loss) gain on available-for-sale securities			(0.5)		0.3		(0.2)
Foreign currency translation					(5.3)	0.2	(5.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3.0				3.0
Stock incentive plans	1.4	0.1	15.5				15.6
Agency acquisition	0.1	—	4.9				4.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1.0)	(0.1)	(44.9)				(45.0)
Purchase of treasury stock	(1.5)			(70.0)			(70.0)
Cash dividends paid ($0.0925 per share)						(26.1)	(26.1)
Balance at March 31, 2021	282.0	$30.0	$772.9	$(661.4)	$(5.0)	$3,694.5	$3,831.0
Net income						139.3	139.3
Foreign currency translation					1.5		1.5
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.0				2.0
Stock incentive plans	—	—	12.0				12.0
Directors	—	—	0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.1)	—	(3.2)				(3.2)
Purchase of treasury stock	(0.2)			(11.4)			(11.4)
Cash dividends paid ($0.0925 per share)						(26.1)	(26.1)
Balance at June 30, 2021	281.7	$30.0	$784.6	$(672.8)	$(3.5)	$3,807.7	$3,946.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$365.5	$339.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	64.7	59.0
Depreciation	17.1	16.3
Non-cash stock-based compensation	34.0	32.7
Change in estimated acquisition earn-out payables	(6.4)	(2.5)
Deferred income taxes	26.6	21.9
Amortization of debt discount and disposal of deferred financing costs	1.8	1.5
Net (gain)/loss on sales/disposals of investments, fixed assets and customer accounts	(0.5)	(2.8)
Payments on acquisition earn-outs in excess of original estimated payables	(23.4)	(5.7)
Effect of changes in foreign exchange rate changes	(0.2)	0.6
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(78.3)	(66.7)
Reinsurance recoverable (increase) decrease	28.4	1.1
Prepaid reinsurance premiums (increase) decrease	6.8	8.9
Other assets (increase) decrease	(52.8)	(35.6)
Losses and loss adjustment reserve increase (decrease)	(28.4)	(1.1)
Unearned premiums increase (decrease)	16.2	(8.9)
Accounts payable increase (decrease)	101.3	71.0
Accrued expenses and other liabilities increase (decrease)	(46.9)	(21.3)
Other liabilities increase (decrease)	(79.3)	(27.5)
Net cash provided by operating activities	346.2	379.9
Cash flows from investing activities:
Additions to fixed assets	(18.3)	(25.1)
Payments for businesses acquired, net of cash acquired	(457.2)	(116.6)
Proceeds from sales of fixed assets and customer accounts	4.4	8.3
Purchases of investments	—	(9.8)
Proceeds from sales of investments	3.6	6.9
Net cash used in investing activities	(467.5)	(136.3)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	89.3	86.4
Payments on acquisition earn-outs	(43.1)	(34.2)
Proceeds from long-term debt	2,000.0	—
Payments on long-term debt	(27.5)	(35.0)
Deferred debt issuance costs	(23.3)	—
Borrowings on revolving credit facility	350.0	—
Payments on revolving credit facilities	(100.0)	—
Issuances of common stock for employee stock benefit plans	0.9	0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(48.4)	(48.3)
Purchase of treasury stock	(74.1)	(81.4)
Cash dividends paid	(57.9)	(52.2)
Net cash provided by (used in) financing activities	2,065.9	(163.8)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	(127.3)	(0.7)
Net increase in cash and cash equivalents inclusive of fiduciary cash	1,817.3	79.1
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	1,470.2	1,271.9
Cash and cash equivalents inclusive of fiduciary cash at end of period	$3,287.5	$1,351.0

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

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), excess flood and private flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. The Company also operates a capitalized captive insurance facility (the "Captive") for the purpose of facilitating additional underwriting capacity on a quota sharing basis, currently focused on property insurance for earthquake and wind exposed properties for policies placed by certain of our MGA businesses. The Captive buys reinsurance, limiting, but not eliminating the Company's exposure to underwriting losses.

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

Beginning January 1, 2022 the Company is presenting certain assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, hold funds from insurance companies to distribute to insureds for claims on covered losses and hold refunds due to customers as fiduciary assets and fiduciary liabilities. Uncollected premiums are no longer presented in the same caption with commissions, fees and other receivables, but rather represented in a separate caption as fiduciary receivables. Likewise, payables to insurance companies and premium deposits due customers are now combined into a new caption as fiduciary liabilities. The caption “restricted cash” is now reflected as “fiduciary cash” along with non-restricted fiduciary cash balances previously reported within “cash and cash equivalents.” Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activity in the statement of cash flows. Previously the net change in cash balances held to remit to insurance carriers or to return to customers was presented as cash flows from operating activity. All prior periods included in these financial statements have been recast to conform to this basis of presentation. The relevant balance sheet captions and how the December 31, 2021 balances as presented under the prior method relate to the current presentation are reflected in the tables below. Certain liabilities reported as premiums payable to insurance companies or within premiums deposits and credits due customers were deemed not to be fiduciary in nature and have been included within accounts payable in the current presentation. Likewise, a small component of accounts payable was deemed to be fiduciary in nature and is now included within fiduciary liabilities.

December 31, 2021
(in millions)	As reported	Change in presentation	As revised
Cash and cash equivalents	$887.0	$(193.8)	$693.2
Restricted cash and investments	583.2	(583.2)	—
Fiduciary cash	—	777.0	777.0
Total	1,470.2	—	1,470.2

Premiums, commissions and fees receivables	1,216.3	(1,216.3)	—
Commissions, fees and other receivables	—	522.6	522.6
Fiduciary receivables	—	693.7	693.7
Total	1,216.3	—	1,216.3

Premium payable to insurance companies	1,384.6	(1,384.6)	—
Premium deposits and credits due customers	122.4	(122.4)	—
Accounts payable	206.4	36.3	242.7
Fiduciary liabilities	—	1,470.7	1,470.7
Total	$1,713.4	$—	$1,713.4

For the six months ended June 30, 2021
(in millions)	As reported	Change in presentation	As revised
Cash flows from operating activities:
Premiums, commissions and fees receivable (1)	$(120.9)	$54.2	$(66.7)
Premiums payable to insurance companies	141.1	(141.1)	—
Premium deposits and credits due customers	5.3	(5.3)	—
Accounts payable	65.2	5.8	71.0

Cash flows from financing activities:
Fiduciary receivables and liabilities, net	—	86.4	86.4
Total restated changes in cash flows	$90.7	$—	$90.7

(1) The caption of "Premiums, commissions and fees receivable" is now shown as "Commissions, fees and other receivables" in the Condensed Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have evaluated our contracts and the available expedients provided by the new standard and can assert there is no impact to any carrying value of assets or liabilities as our floating-rate debt instruments that are indexed to LIBOR are carried at amortized cost.

Recently Adopted Accounting Standards

None.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$301.6	$160.2	$95.1	$—	$—	$556.9
Fees (2)	126.2	46.9	17.4	44.0	(0.3)	234.2
Other supplemental commissions (3)	20.0	2.8	(2.6)	—	—	20.2
Profit-sharing contingent commissions (4)	9.4	10.3	2.4	—	—	22.1
Earned premium (5)	—	5.3	—	—	—	5.3
Investment income (6)	—	0.2	—	—	0.2	0.4
Other income, net (7)	0.4	—	0.1	—	0.1	0.6
Total Revenues	$457.6	$225.7	$112.4	$44.0	$—	$839.7

	Three months ended June 30, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$263.6	$125.4	$84.0	$—	$—	$473.0
Fees (2)	110.3	41.2	17.6	44.9	(0.7)	213.3
Other supplemental commissions (3)	18.7	0.6	0.7	—	—	20.0
Profit-sharing contingent commissions (4)	8.4	9.0	2.2	—	—	19.6
Earned premium (5)	—	—	—	—	—	—
Investment income (6)	—	0.1	—	—	0.1	0.2
Other income, net (7)	0.1	—	0.1	—	1.0	1.2
Total Revenues	$401.1	$176.3	$104.6	$44.9	$0.4	$727.3

	Six months ended June 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$695.1	$277.5	$173.4	$—	$—	$1,146.0
Fees (2)	238.8	81.5	33.6	87.6	(0.6)	440.9
Other supplemental commissions (3)	92.2	3.9	3.0	—	—	99.1
Profit-sharing contingent commissions (4)	27.4	18.3	5.0	—	—	50.7
Earned premium (5)	—	6.4	—	—	—	6.4
Investment income (6)	—	0.3	0.1	—	0.2	0.6
Other income, net (7)	0.5	—	0.2	—	0.1	0.8
Total Revenues	$1,054.0	$387.9	$215.3	$87.6	$(0.3)	$1,744.5

	Six months ended June 30, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$620.9	$236.0	$155.3	$—	$—	$1,012.2
Fees (2)	197.5	75.6	33.6	91.9	(1.0)	397.6
Other supplemental commissions (3)	80.7	1.8	2.1	—	—	84.6
Profit-sharing contingent commissions (4)	24.1	17.3	4.1	—	—	45.5
Earned premium (5)	—	—	—	—	—	—
Investment income (6)	—	0.3	0.1	—	0.1	0.5
Other income, net (7)	0.8	0.2	0.2	—	1.0	2.2
Total Revenues	$924.0	$331.2	$195.4	$91.9	$0.1	$1,542.6

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

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2022 and December 31, 2021 were as follows:

(in millions)	June 30, 2022	December 31, 2021
Contract assets	$425.1	$361.8
Contract liabilities	$92.8	$97.9

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

As of June 30, 2022, deferred revenue consisted of $60.0 million as current portion to be recognized within one year and $32.8 million in long-term to be recognized beyond one year. As of December 31, 2021, deferred revenue consisted of $67.4 million as current portion to be recognized within one year and $30.5 million in long-term deferred revenue to be recognized beyond one year.

During the six months ended June 30, 2022 and 2021, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $21.5 million and $19.6 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $67.5 million and $58.2 million as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company deferred $11.7 million of incremental cost to obtain customer contracts. The Company recorded an expense of $2.4 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2022.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of June 30, 2022 was $72.8 million, which is inclusive of deferrals from businesses acquired in the current year. The cost to fulfill balance as of December 31, 2021 was $89.3 million. For the six months ended June 30, 2022, the Company had net expense of $16.5 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

NOTE 4 Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the issuance of all potentially issuable common shares. The dilutive effect of potentially issuable common shares is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$145.2	$139.3	$365.5	$339.0
Net income attributable to unvested awarded performance stock	(2.7)	(3.0)	(7.1)	(7.9)
Net income attributable to common shares	$142.5	$136.3	$358.4	$331.1
Weighted average number of common shares outstanding – basic	282.5	281.8	282.6	282.2
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(5.3)	(6.1)	(5.5)	(6.6)
Weighted average number of common shares outstanding for basic net income per common share	277.2	275.7	277.1	275.6
Dilutive effect of potentially issuable common shares	1.0	1.2	1.3	1.3
Weighted average number of shares outstanding – diluted	278.2	276.9	278.4	276.9
Net income per share:
Basic	$0.51	$0.49	$1.29	$1.20
Diluted	$0.51	$0.49	$1.29	$1.20

NOTE 5 Business Combinations

During the six months ended June 30, 2022, Brown & Brown acquired all of the stock of one insurance intermediary, assets and assumed certain liabilities of six insurance intermediaries, and three books of business (customer accounts) for a total of ten acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2022, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $5.6 million. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2022 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. Cash paid for ten acquisitions was $500.9 million during the six months ended June 30, 2022. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in millions)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn-out payable
Orchid Intermediate Holdings, L.P.	National Programs	March 31, 2022	$476.2	$—	$—	$10.8	$487.0	$20.0
Other	Various	Various	24.7	—	1.2	6.1	32.0	8.8
Total			$500.9	$—	$1.2	$16.9	$519.0	$28.8

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Orchid	Other (1)	Total
Cash and equivalents	$3.2	$—	$3.2
Fiduciary cash	40.5	—	40.5
Fiduciary receivables	12.5	—	12.5
Other current assets	2.7	0.2	2.9
Fixed assets	1.8	0.1	1.9
Goodwill	399.3	22.1	421.4
Purchased customer accounts	119.2	12.3	131.5
Non-compete agreements	—	0.7	0.7
Other assets	1.7	0.2	1.9
Total assets acquired	580.9	35.6	616.5
Fiduciary liabilities	(53.0)	—	(53.0)
Other current liabilities	(10.7)	(3.6)	(14.3)
Deferred income tax, net	(30.2)	—	(30.2)
Total liabilities assumed	(93.9)	(3.6)	(97.5)
Net assets acquired	$487.0	$32.0	$519.0

(1)
The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $421.4 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage Segments in the amounts of $18.9 million, $402.3 million, and $0.2 million, respectively. Of the total goodwill of $421.4 million, the amount currently deductible for income tax purposes is $16.0 million. The remaining $405.3 million relates to goodwill that will not be deductible for income tax purposes of $399.3 million and $6.1 million from recorded earn-out payables which will not be deductible for income tax purposes until it is earned and paid.

For the acquisitions completed during 2022, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2022, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2022, was $19.2 million. The income before income taxes from the acquisitions completed through June 30, 2022, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2022, was a loss of $3.2 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Total revenues	$841.3	$745.5	$1,764.9	$1,574.8
Income before income taxes	$199.4	$190.6	$468.9	$433.3
Net income	$145.4	$142.5	$369.2	$345.2
Net income per share:
Basic	$0.51	$0.51	$1.31	$1.22
Diluted	$0.51	$0.50	$1.30	$1.22
Weighted average number of shares outstanding:
Basic	277.2	275.7	277.1	275.6
Diluted	278.2	276.9	278.4	276.9

As of June 30, 2022 and 2021, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Balance as of the beginning of the period	$250.9	$257.6	$291.0	$259.0
Additions to estimated acquisition earn-out payables	6.1	10.1	16.9	25.1
Payments for estimated acquisition earn-out payables	(19.6)	(24.5)	(66.5)	(40.0)
Subtotal	237.4	243.2	241.4	244.1
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4.7)	(3.3)	(9.5)	(6.0)
Interest expense accretion	1.7	1.7	3.1	3.5
Net change in earnings from estimated acquisition earn-out payables	(3.0)	(1.6)	(6.4)	(2.5)
Foreign currency translation adjustments during the year	(1.5)	0.4	(2.1)	0.4
Balance as of June 30,	$232.9	$242.0	$232.9	$242.0

Of the $232.9 million estimated acquisition earn-out payables as of June 30, 2022, $91.0 million was recorded as accounts payable and $141.9 million was recorded as other non-current liabilities. As of June 30, 2022, the maximum future acquisition contingency payments related to all acquisitions was $447.2 million, inclusive of the $232.9 million estimated acquisition earn-out payables as of June 30, 2022. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

Subsequent to June 30, 2022, Brown & Brown completed the acquisition of GRP (Jersey) Holdco Limited and its businesses ("GRP") on July 1, 2022. GRP is an insurance intermediary in the United Kingdom (U.K.) with locations throughout the U.K. and Ireland. The consideration paid included cash of £1,539.4 million, which was approximately $1,860.7 million, and 252,802 shares of the Company’s common stock issued in July 2022, valued at $14.8 million. Acquisition costs related to the transaction for the six months ended June 30, 2022, were $3.9 million and were recorded in other operating expenses within the Condensed Consolidated Statements of Income. The initial accounting for the business combination is currently being evaluated.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2021 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2022 are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2021	$2,987.2	$1,089.9	$488.4	$171.3	$4,736.8
Goodwill of acquired businesses	18.9	402.3	0.2	—	421.4
Goodwill disposed of relating to sales of businesses	(2.0)	—	—	—	(2.0)
Foreign currency translation adjustments during the year	(6.2)	(1.0)	—	—	(7.2)
Balance as of June 30, 2022	$2,997.9	$1,491.2	$488.6	$171.3	$5,149.0

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022				December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,439.5	$(1,298.9)	$1,140.6	14.7	$2,311.6	$(1,235.3)	$1,076.3	14.9
Non-compete agreements	38.3	(33.2)	5.1	4.5	37.6	(32.4)	5.2	4.5
Total	$2,477.8	$(1,332.1)	$1,145.7		$2,349.2	$(1,267.7)	$1,081.5

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is estimated to be $132.6 million, $129.2 million, $125.0 million, $122.3 million, and $116.2 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at June 30, 2022 and December 31, 2021 consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$12.5	$12.5
Current portion of 5-year term loan facility expires 2023	30.0	30.0
Current portion of 5-year term loan facility expires 2027	25.0	—
Total current portion of long-term debt	67.5	42.5
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499.6	$499.5
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.6	349.6
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.4	699.3
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	597.9	—
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	591.9	—
Total notes	2,738.4	1,548.4
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires October 27, 2026	228.1	234.4
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	250.0	—
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	195.0	210.0
3-year term-loan facility, periodic interest and principal payments, SOFR plus up to 1.625%, expires March 31, 2025	300.0	—
5-year term-loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	468.8	—
Total credit agreements	1,441.9	444.4
Debt issuance costs (contra)	(24.0)	(12.4)
Total long-term debt less unamortized discount and debt issuance costs	4,156.3	1,980.4
Current portion of long-term debt	67.5	42.5
Total debt	$4,223.8	$2,022.9

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of June 30, 2022 and December 31, 2021, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of June 30, 2022, there was an outstanding debt balance issued under the Term Loan of $225.0 million. As of December 31, 2021, there was an outstanding debt balance issued under the Term Loan of $240.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of June 30, 2022 and December 31, 2021, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of June 30, 2022 and December 31, 2021, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the revolving credit facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. As of June 30, 2022, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $240.6 million and $250.0 million outstanding against the Revolving Credit Facility. As of December 31, 2021, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $246.9 million with no borrowings outstanding against the Revolving Credit Facility.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its revolving credit facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable under the GRP Acquisition Agreement and to pay fees and expenses associated with the foregoing. As of June 30, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. The Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2022, there was an outstanding debt balance issued under the Term A-1 Loans of $300.0 million and an outstanding debt balance issued under Term A-2 Loans of $493.8 million.

The Second Amended and Restated Credit Agreement, Term Loan Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2022 and December 31, 2021.

The 30-day Adjusted LIBOR Rate for the term loan of the Second Amended and Restated Credit Agreement and the Term Loan Credit Agreement as of June 30, 2022 were each 1.688%. The 1-month Term SOFR Rate for the Term A-1 Loans is 1.344% and the 1-month Term SOFR Rate for the Term A-2 Loans is 1.625% as of June 30, 2022.
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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in millions)		June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	Operating lease assets	$203.3	$197.0
Total assets		203.3	197.0
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43.1	43.4
Non-current operating lease liabilities	Operating lease liabilities	185.9	180.0
Total liabilities		$229.0	$223.4

As of June 30, 2022, the Company has entered into future lease agreements expected to commence later in 2022 and 2023 consisting of undiscounted lease liabilities of $9.8 million and $0.8 million, respectively.

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

The components of lease cost for operating leases for the three and six months ended June 30, 2022 and 2021 were:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Operating leases:
Lease cost	$13.2	$13.3	$26.3	$26.6
Variable lease cost	1.1	1.1	2.2	2.1
Short-term lease cost	0.2	0.4	0.5	0.5
Operating lease cost	$14.5	$14.8	$29.0	$29.2
Sublease income	(0.3)	(0.4)	(0.8)	(0.7)
Total lease cost net	$14.2	$14.4	$28.2	$28.5

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2022 were:

Weighted-average remaining lease term	6.38
Weighted-average discount rate	2.69%

Maturities of the operating lease liabilities by fiscal year at June 30, 2022 for the Company's operating leases are as follows:

(in millions)	Operating leases
2022 (Remainder)	$23.0
2023	49.9
2024	43.0
2025	36.0
2026	26.8
Thereafter	69.4
Total undiscounted lease payments	248.1
Less: Imputed interest	19.1
Present value of lease payments	$229.0

Supplemental cash flow information for operating leases for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13.8	$14.0	$27.8	$27.8
Right-of-use assets obtained in exchange for new operating liabilities	$13.6	$14.7	$27.5	$20.0

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During the first six months of 2022, there were no additional deferrals under the CARES Act. A payment of the cumulative deferred employer payroll taxes as of December 31, 2020 was paid in December 2021 and a second payment is planned for December 31, 2022, as permitted under the CARES Act.

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

As of June 30, 2022, included in the Company's cash balance is £1,544.7 million, which had a value of $1,876.4 million, on its Condensed Consolidated Balance Sheet in anticipation to use as cash consideration to close the acquisition of GRP (Jersey) Holdco Limited and its businesses ("GRP") which occurred on July 1, 2022.

During the three months ended June 30, 2022, the Company had a loss of $130.1 million reported on its Condensed Consolidated Statements of Comprehensive Income which is primarily due to the movement in currency exchange rates for British pound sterling denominated cash balances with an additional smaller loss from the decline in currency exchange rates related to Euro denominated asset balances.

Cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in millions)	2022	2021
Cash paid during the period for:
Interest	$35.8	$30.8
Income taxes, net of refunds	$90.5	$74.8

Significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in millions)	2022	2021
Other payables issued for agency acquisitions and purchased customer accounts	$1.2	$1.9
Estimated acquisition earn-out payables and related charges	$16.9	$25.1
Common stock issued for agency acquisition	$—	$4.9
Notes payable assumed for agency acquisition	$—	$1.4

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2022 and 2021.

(in millions)	June 30, 2022	December 31, 2021
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$664.7	$583.2
Non-restricted fiduciary cash	239.3	193.8
Total restricted and non-restricted fiduciary cash at the end of the period	$904.0	$777.0

	Balance as of June 30,
(in millions)	2022	2021
Table to reconcile cash, cash equivalents and fiduciary cash
Cash and cash equivalents	$2,383.5	$625.4
Fiduciary cash	904.0	725.6
Total cash, cash equivalents and fiduciary cash at the end of the period	$3,287.5	$1,351.0

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

Brown & Brown conducts most of its operations within the United States of America. International operations include Retail operations in Bermuda, the Cayman Islands and Ireland, a National Programs operation in Canada, and a Wholesale Brokerage operation based in England. These operations earned $20.3 million and $19.1 million of total revenues for the three months ended June 30, 2022 and 2021, respectively. These operations earned $40.7 million and $36.6 million of total revenues for the six months ended June 30, 2022 and 2021, respectively. Tangible long-lived assets held outside of the United States as of June 30, 2022 and 2021 were not material.

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

	Three months ended June 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$457.6	$225.7	$112.4	$44.0	$—	$839.7
Investment income	$—	$0.2	$—	$—	$0.2	$0.4
Amortization	$20.5	$9.8	$2.0	$1.3	$—	$33.6
Depreciation	$2.6	$3.5	$0.6	$0.4	$1.8	$8.9
Interest expense	$23.5	$10.4	$3.3	$0.5	$(1.7)	$36.0
Income before income taxes	$82.5	$76.5	$33.8	$6.6	$(0.6)	$198.8
Total assets	$5,036.3	$3,554.9	$1,149.0	$287.9	$2,251.8	$12,279.9
Capital expenditures	$2.1	$5.3	$0.4	$0.3	$0.2	$8.3

	Three months ended June 30, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$401.1	$176.3	$104.6	$44.9	$0.4	$727.3
Investment income	$—	$0.1	$—	$—	$0.1	$0.2
Amortization	$19.0	$6.9	$2.4	$1.3	$(0.1)	$29.5
Depreciation	$2.8	$2.3	$0.7	$0.4	$2.6	$8.8
Interest expense	$22.6	$2.9	$4.1	$0.7	$(14.0)	$16.3
Income before income taxes	$70.5	$66.7	$26.4	$7.7	$15.0	$186.3
Total assets	$7,393.3	$3,570.8	$1,844.3	$447.3	$(3,897.8)	$9,357.9
Capital expenditures	$1.4	$3.6	$0.6	$0.4	$7.7	$13.7

	Six months ended June 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,054.0	$387.9	$215.3	$87.6	$(0.3)	$1,744.5
Investment income	$—	$0.3	$0.1	$—	$0.2	$0.6
Amortization	$41.6	$16.5	$4.0	$2.6	$—	$64.7
Depreciation	$5.2	$6.3	$1.3	$0.8	$3.5	$17.1
Interest expense	$47.1	$12.6	$6.8	$1.1	$(13.3)	$54.3
Income before income taxes	$266.5	$118.1	$59.5	$13.2	$6.6	$463.9
Total assets	$5,036.3	$3,554.9	$1,149.0	$287.9	$2,251.8	$12,279.9
Capital expenditures	$3.7	$11.0	$0.8	$0.5	$2.3	$18.3

	Six months ended June 30, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$924.0	$331.2	$195.4	$91.9	$0.1	$1,542.6
Investment income	$—	$0.3	$0.1	$—	$0.1	$0.5
Amortization	$37.8	$13.7	$4.8	$2.7	$—	$59.0
Depreciation	$5.6	$4.5	$1.3	$0.7	$4.2	$16.3
Interest expense	$45.2	$7.0	$8.3	$1.5	$(29.4)	$32.6
Income before income taxes	$221.6	$107.9	$45.1	$16.9	$34.0	$425.5
Total assets	$7,393.3	$3,570.8	$1,844.3	$447.3	$(3,897.8)	$9,357.9
Capital expenditures	$3.7	$6.6	$1.1	$0.5	$13.2	$25.1

NOTE 13 Investments

At June 30, 2022, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$26.5	$—	$(1.4)	$25.1
Corporate debt	8.2	—	(0.3)	7.9
Total	$34.7	$—	$(1.7)	$33.0

At June 30, 2022, the Company held $25.1 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $7.9 million issued by corporations with investment grade ratings. Of that total, $9.3 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.6 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$11.9	$(0.6)	$10.1	$(0.8)	$22.0	$(1.4)
Corporate debt	6.0	(0.1)	1.7	(0.2)	7.7	(0.3)
Total	$17.9	$(0.7)	$11.8	$(1.0)	$29.7	$(1.7)

At June 30, 2022, the Company had 34 securities in an unrealized loss position. The unrealized losses for the period ended June 30, 2022 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2022.

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

The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$9.4	$9.4
Due after one year through five years	$24.3	$22.7
Due after five years	$1.0	$0.9
Total	$34.7	$33.0

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2021 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7.3	$7.3
Due after one year through five years	30.2	30.0
Due after five years	1.0	1.0
Total	$38.5	$38.3

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities and maturing time deposits were $3.6 million from the period of January 1, 2022 to June 30, 2022. These proceeds were principally used for general corporate purposes. The gains and losses realized on the sale of securities for the period from January 1, 2022 to June 30, 2022 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At June 30, 2022, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company Subsidiary Operations

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. In addition, we operate the Captive, in which we participate in a quota sharing of premiums for the purpose of adding capacity to certain property insurance programs managed in our National Programs segment. The Captive cedes premiums to reinsurers for substantially all, but not the entirety, of its quota share. The effects of reinsurance on premiums written and earned are as follows:

	Six months ended June 30, 2022
(in millions)	Written	Earned
Direct premiums - WNFIC	$356.1	$377.8
Ceded premiums - WNFIC	(356.1)	(377.8)
Net premiums - WNFIC	—	—
Assumed premiums - Captive	46.5	10.7
Ceded premiums - Captive	(19.2)	(4.3)
Net premiums - Captive	27.3	6.4
Net premiums - Total	$27.3	$6.4

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 29.9% expense allowance from January 1, 2022 through June 30, 2022. For the period from January 1, 2022 through June 30, 2022, the Company ceded $354.8 million of written premiums to FEMA, with $1.3 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of June 30, 2022 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $34.7 million and prepaid reinsurance premiums of $385.4 million. There was no change in the net balance in the reserve for losses and loss adjustment expense during the period January 1, 2022 through June 30, 2022, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2022 was $34.7 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $32.5 million at June 30, 2022 and $33.1 million as of December 31, 2021. For the period from January 1, 2022 through June 30, 2022, WNFIC generated statutory net income of $0.4 million. For the period from January 1, 2021 through December 31, 2021, WNFIC generated statutory net income of $1.6 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2021 and the maximum dividend payout that may be made in 2022 without prior approval is $3.3 million.

Assumed net written and net earned premiums for the Captive for the six months ended June 30, 2022 were $27.3 million and $6.4 million, respectively. As of June 30, 2022, the loss reserve inclusive of incurred but not reported ("IBNR") claims was not significant. In December of 2021, the initial funding to capitalize the Captive was $5.9 million. This capital in addition to current earnings of $3.8 million is considered at risk for loss. The first collateral release will be in 2023 and is based on an IBNR factor times earned premium compared to current collateral balance.

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

From April, 1 2022 to June 30, 2022, the Company completed share repurchases in the open market of 777,926 shares at a total cost of $50.0 million, at an average price of $64.27 per share.

From January 1, 2022 to March 31, 2022, the Company completed share repurchases in the open market of 386,083 shares at a total cost of $24.1 million, at an average price of $62.31 per share.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $249.6 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company paid a dividend of $0.1025 per share, which was approved by the Board of Directors on January 20, 2022 and paid on February 16, 2022 for a total of $28.9 million. During the second quarter, the Company paid a dividend of $0.1025 per share, which was approved by the Board of Directors on April 25, 2022 and paid on May 18, 2022 for a total of $29.0 million.

On July 20, 2022 the Board of Directors approved a dividend of $0.1025 per share payable on August 17, 2022 to shareholders of record on August 10, 2022.

Subsequent to June 30, 2022, the Company issued 252,802 shares at a total value of $14.8 million associated with the acquisition of GRP (Jersey) Holdco Limited and its businesses ("GRP").

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the two discussions should be read together.

GENERAL

Company Overview — Second Quarter of 2022

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

For the three months ended June 30, 2022, our total commissions and fees growth rate was 15.5%, and our consolidated Organic Revenue growth rate was 10.3%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term money-market funds and fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other revenues.

Income before income taxes for the three months ended June 30, 2022 increased from the second quarter of 2021 by $12.5 million or 6.7%, driven by net new business, acquisitions completed in the past 12 months, and management of our expense base which were partially offset by the increase in interest expense associated with higher average debt balances from debt issued and bank financing in the first quarter of 2022 in preparation for the closing of the acquisitions of GRP (Jersey) Holdco Limited and its businesses ("GRP"), Orchid Underwriters Agency and CrossCover Insurance Services ("Orchid") and BdB Limited companies ("BdB") as well as increases in the floating rate benchmark used on our adjustable rate debt.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of the SEC rules: Total Revenues - Adjusted, Organic Revenue, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community and because we believe it provides additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability and that we believe are not indicative of ongoing performance. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements and balance sheets as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations - Segment Information.”

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our four segments, because it allows us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We also view Total Revenues - Adjusted, EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue and EBITDAC Margin as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Beginning January 1, 2022, we include guaranteed supplemental commissions ("GSCs") as part of core commissions and fees and, therefore, GSCs are a component of Organic Revenue. All current and prior periods contained within this Quarterly Report on Form 10-Q have been adjusted for this treatment. GSCs are a stable source of revenue that are highly correlated to core commissions, so isolating them separately provided no meaningful incremental value in evaluating our revenue.

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
•
“Acquisition/Integration Costs,” which represent the acquisition and integration costs (e.g., costs associated with regulatory filings, legal/accounting services, due diligence and the costs of integrating our information technology systems) arising out of our acquisitions of GRP, Orchid and BdB, which are not expected to occur on an ongoing basis in the future.
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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2022, we acquired 590 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2021. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations including potential earn-out obligations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Condensed Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2022	2021	% Change	2022	2021	% Change
REVENUES
Core commissions and fees	$816.6	$706.3	15.6%	$1,692.4	$1,494.4	13.2%
Profit-sharing contingent commissions	22.1	19.6	12.8%	50.7	45.5	11.4%
Investment income	0.4	0.2	100.0%	0.6	0.5	20.0%
Other income, net	0.6	1.2	(50.0)%	0.8	2.2	(63.6)%
Total revenues	839.7	727.3	15.5%	1,744.5	1,542.6	13.1%
EXPENSES
Employee compensation and benefits	412.1	395.6	4.2%	871.0	825.1	5.6%
Other operating expenses	154.0	96.3	59.9%	280.8	190.6	47.3%
(Gain)/loss on disposal	(0.7)	(3.9)	NMF	(0.9)	(4.0)	NMF
Amortization	33.6	29.5	13.9%	64.7	59.0	9.7%
Depreciation	8.9	8.8	1.1%	17.1	16.3	4.9%
Interest	36.0	16.3	120.9%	54.3	32.6	66.6%
Change in estimated acquisition earn-out payables	(3.0)	(1.6)	NMF	(6.4)	(2.5)	NMF
Total expenses	640.9	541.0	18.5%	1,280.6	1,117.1	14.6%
Income before income taxes	198.8	186.3	6.7%	463.9	425.5	9.0%
Income taxes	53.6	47.0	14.0%	98.4	86.5	13.8%
NET INCOME	$145.2	$139.3	4.2%	$365.5	$339.0	7.8%
Income Before Income Taxes Margin (1)	23.7%	25.6%		26.6%	27.6%
EBITDAC - Adjusted (2)	$274.7	$235.0	16.9%	$598.2	$526.2	13.7%
EBITDAC Margin - Adjusted (2)	32.7%	32.4%		34.3%	34.2%
Organic Revenue growth rate (2)	10.3%	14.5%		9.0%	12.1%
Employee compensation and benefits relative to total revenues	49.1%	54.4%		49.9%	53.5%
Other operating expenses relative to total revenues	18.3%	13.2%		16.1%	12.4%
Capital expenditures	$8.3	$13.7	(39.4)%	$18.3	$25.1	(27.1)%
Total assets at June 30,				$12,279.9	$9,357.9	31.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the three months ended June 30, 2022 increased $112.8 million to $838.7 million, or 15.5%, over the same period in 2021. Core commissions and fees revenue for the second quarter of 2022 increased $110.3 million, composed of (i) approximately $72.7 million of net new and renewal business, which reflects an Organic Revenue growth rate of 10.3%; (ii) $40.9 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $1.2 million; and (iv) an offsetting decrease of $2.1 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions for the second quarter of 2022 increased by $2.5 million, or 12.8%, compared to the same period in 2021.

For the six months ended June 30, 2022, commissions and fees, including profit-sharing contingent commissions, increased $203.2 million to $1,743.1 million, or 13.2%, over the same period in 2021. Core commissions and fees revenue for the six months ended June 30, 2022 increased $198.0 million, composed of: (i) approximately $134.2 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.0%; (ii) $70.2 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact from foreign currency translation of $1.8 million; and (iv) an offsetting decrease of $4.5 million related to commissions and fees revenue from businesses divested in the preceding 12 months. Profit-sharing contingent commissions for the six months ended June 30, 2022 increased by $5.2 million, or 11.4%, compared to the same period in 2021.

Investment Income

Investment income for the three months ended June 30, 2022 increased $0.2 million, or 100.0%, from the same period in 2021. Investment income for the six months ended June 30, 2022 increased $0.1 million, or 20.0%, from the same period in 2021. The increases were primarily driven by higher average interest rates compared to the prior year.

Other Income

Other income for the three months ended June 30, 2022 decreased $0.6 million or 50.0% as compared to the same period in 2021. Other income for the six months ended June 30, 2022 decreased by $1.4 million or 63.6% as compared to the same period in 2021. Other income consists primarily of non-recurring legal settlements and other miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.1% for the three months ended June 30, 2022 as compared to 54.4% for the three months ended June 30, 2021, and increased 4.2%, or $16.5 million. This increase included $14.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2021. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2022 and 2021 increased by $1.9 million or 0.5%. This underlying employee compensation and benefits expense increase was primarily related to: (i) increased claims associated with our self-insured employee health plan; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in accrued performance bonuses; (iv) an increase in producer compensation associated with revenue growth; partially offset by (v) the year-over-year decrease of approximately $23.1 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Employee compensation and benefits expense as a percentage of total revenues was 49.9% for the six months ended June 30, 2022 as compared to 53.5% for the six months ended June 30, 2021, and increased 5.6%, or $45.9 million. This increase included $24.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2021. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2022 and 2021 increased by $21.2 million or 2.6%. This underlying employee compensation and benefits expense increase was primarily related to: (i) increased claims associated with our self-insured employee health plan; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in accrued performance bonuses; (iv) an increase in producer compensation associated with revenue growth; partially offset by (v) the year-over-year decrease of approximately $33.7 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, which was substantially offset by other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 18.3% of total revenues for the second quarter of 2022 as compared to 13.2% for the second quarter of 2021. Other operating expenses for the second quarter of 2022 increased $57.7 million, or 59.9%, from the same period of 2021. The net increase included: (i) $9.2 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2021; (ii) increased variable costs with travel and entertainment being the largest driver; (iii) acquisition and integration costs associated with the acquisitions of Orchid, GRP (which closed at the beginning of July 2022), and BdB (which is expected to close in the third quarter of 2022), and (iv) the year-over-year decrease of approximately $23.1 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above.

Other operating expenses represented 16.1% of total revenues for the six months ended June 30, 2022, as compared to 12.4% for the six months ended June 30, 2021. Other operating expenses for the first six months of 2022 increased $90.2 million, or 47.3%, from the same period of 2021. The net increase included: (i) $12.9 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2021; (ii) increased variable costs with travel and entertainment being the largest driver; (iii) acquisition and integration costs associated with the acquisitions of Orchid, GRP (which closed at the beginning of July 2022), and BdB (which is expected to close in the third quarter of 2022), and (iv) the year-over-year decrease of approximately $33.7 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2022 decreased $3.2 million from the second quarter of 2021. Gain on disposal for the six months ended June 30, 2022 decreased $3.1 million from the six months ended June 30, 2021. The gains on disposal were due to activity associated with book of business sales. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2022 increased $4.1 million, or 13.9%, compared to the second quarter of 2021. Amortization expense for the six months ended June 30, 2022 increased $5.7 million, or 9.7%, compared to the six months ended June 30, 2021. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the second quarter of 2022 increased $0.1 million, or 1.1%, compared to the second quarter of 2021. Depreciation expense for the six months ended June 30, 2022 increased $0.8 million, or 4.9%, compared to the six months ended June 30, 2021. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, and net additions of fixed assets resulting from businesses acquired in the past 12 months, which were partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the second quarter of 2022 increased $19.7 million, or 120.9%, compared to the second quarter of 2021. Interest expense for the six months ended June 30, 2022 increased $21.7 million, or 66.6%, compared to the first six months of 2021. These increases were due to higher average debt balances resulting from debt issuance and bank financing in the first quarter of 2022 in preparation of the funding of Orchid, GRP (which closed at the beginning of July 2022), and BdB (which is expected to close in the third quarter of 2022), as well as increases in the floating rate benchmark used on our adjustable rate debt.

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

As of June 30, 2022 and 2021, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Change in fair value of estimated acquisition earn-out payables	$(4.7)	$(3.3)	$(9.5)	$(6.0)
Interest expense accretion	1.7	1.7	3.1	3.5
Net change in earnings from estimated acquisition earn-out payables	$(3.0)	$(1.6)	$(6.4)	$(2.5)

For the three months and six months ended June 30, 2022, the fair value of estimated earn-out payables was re-evaluated and decreased by $4.7 million and $9.5 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income, respectively.

As of June 30, 2022, estimated acquisition earn-out payables totaled $232.9 million, of which $91.0 million was recorded as accounts payable and $141.9 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2022 and 2021 was 27.0% and 25.2% respectively. The effective tax rate on income from operations for the six months ended June 30, 2022 and 2021 was 21.2% and 20.3%, respectively.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2022 and 2021, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2022, including by segment, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$456.9	$400.4	$225.5	$176.2	$112.3	$104.4	$44.0	$44.9	$838.7	$725.9
Total change	$56.5		$49.3		$7.9		(0.9)		$112.8
Total growth %	14.1%		28.0%		7.6%		(2.0)%		15.5%
Profit-sharing contingent commissions	(9.4)	(8.4)	(10.3)	(9.0)	(2.4)	(2.2)	—	—	(22.1)	(19.6)
Core commissions and fees	$447.5	$392.0	$215.2	$167.2	$109.9	$102.2	$44.0	$44.9	$816.6	$706.3
Acquisitions	(22.7)	—	(17.7)	—	(0.5)	—	—	—	(40.9)	—
Dispositions	—	(0.4)	—	(1.0)	—	—	—	(0.7)	—	(2.1)
Foreign currency translation	—	(1.0)	—	(0.2)	—	—	—	—	—	(1.2)
Organic Revenue (2)	$424.8	$390.6	$197.5	$166.0	$109.4	$102.2	$44.0	$44.2	$775.7	$703.0
Organic Revenue growth (2)	$34.2		$31.5		$7.2		$(0.2)		$72.7
Organic Revenue growth rate (2)	8.8%		19.0%		7.0%		(0.5)%		10.3%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$400.4	$312.0	$176.2	$154.6	$104.4	$88.7	$44.9	$42.9	$725.9	$598.2
Total change	$88.4		$21.6		$15.7		$2.0		$127.7
Total growth %	28.3%		14.0%		17.7%		4.7%		21.3%
Profit-sharing contingent commissions	(8.4)	(6.9)	(9.0)	(9.3)	(2.2)	(2.5)	—	—	(19.6)	(18.7)
Core commissions and fees	392.0	305.1	167.2	145.3	102.2	86.2	44.9	42.9	706.3	579.5
Acquisition revenues	$(36.1)	$—	$(2.0)	$—	$(5.9)	$—	$—	$—	$(44.0)	$—
Divested business	—	(1.8)	—	—	—	—	—	—	—	(1.8)
Foreign currency translation	—	—	—	0.5	—	—	—	—	—	0.5
Organic Revenue (2)	$355.9	$303.3	$165.2	$145.8	$96.3	$86.2	$44.9	$42.9	$662.3	$578.2
Organic Revenue growth (2)	$52.6		$19.4		$10.1		$2.0		$84.1
Organic Revenue growth rate (2)	17.3%		13.3%		11.7%		4.7%		14.5%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2022 and 2021, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2022, including by segment, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$1,052.9	$922.2	$387.6	$330.7	$215.0	$195.1	$87.6	$91.9	$1,743.1	$1,539.9
Total change	$130.7		$56.9		$19.9		$(4.3)		$203.2
Total growth %	14.2%		17.2%		10.2%		(4.7)%		13.2%
Profit-sharing contingent commissions	(27.4)	(24.1)	(18.3)	(17.3)	(5.0)	(4.1)	—	—	(50.7)	(45.5)
Core commissions and fees	1,025.5	898.1	369.3	313.4	210.0	191.0	87.6	91.9	1,692.4	1,494.4
Acquisitions	$(51.1)	$—	$(17.7)	$—	$(1.4)	$—	$—	$—	$(70.2)	$—
Dispositions	—	(1.2)	—	(2.1)	—	—	—	(1.2)	—	(4.5)
Foreign currency translation	—	(1.7)	—	(0.1)	—	—	—	—	—	(1.8)
Organic Revenue (2)	974.4	895.2	351.6	311.2	208.6	191.0	87.6	90.7	1,622.2	1,488.1
Organic Revenue growth (2)	$79.2		$40.4		$17.6		$(3.1)		$134.1
Organic Revenue growth % (2)	8.8%		13.0%		9.2%		(3.4)%		9.0%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$922.2	$758.3	$330.7	$282.7	$195.1	$166.3	$91.9	$87.4	$1,539.9	$1,294.7
Total change	$163.9		$48.0		$28.8		$(4.5)		$245.2
Total growth %	21.6%		17.0%		17.3%		(5.1)%		18.9%
Profit-sharing contingent commissions	(24.1)	(23.0)	(17.3)	(15.0)	(4.1)	(4.6)	—	—	(45.5)	(42.6)
Core commissions and fees	$898.1	$735.3	$313.4	$267.7	$191.0	$161.7	$91.9	$87.4	$1,494.4	$1,252.1
Acquisition revenues	(70.2)	-	(8.2)	—	(14.3)	—	—	—	(92.7)	—
Divested business	—	(2.1)	—	—	—	—	—	—	—	(2.1)
Foreign currency translation	—	—	—	0.8	—	—	—	—	—	0.8
Organic Revenue (2)	827.9	$733.2	305.2	$268.5	$176.7	$161.7	$91.9	$87.4	$1,401.7	$1,250.8
Organic Revenue growth (2)	94.7		36.7		$15.0		$4.5		$150.9
Organic Revenue growth % (2)	12.9%		13.7%		9.3%		5.1%		12.1%

(1) The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2022, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$457.6	$225.7	$112.4	$44.0	$—	$839.7
Foreign Currency Translation	—	—	—	—	—	—
Total Revenues - Adjusted(2)	457.6	225.7	112.4	44.0	-	839.7
Income before income taxes	82.5	76.5	33.8	6.6	(0.6)	198.8
Income Before Income Taxes Margin(1)	18.0%	33.9%	30.1%	15.0%	NMF	23.7%
Amortization	20.5	9.8	2.0	1.3	—	33.6
Depreciation	2.6	3.5	0.6	0.4	1.8	8.9
Interest	23.5	10.4	3.3	0.5	(1.7)	36.0
Change in estimated acquisition earn-out payables	0.6	0.1	(3.7)	—	—	(3.0)
EBITDAC(2)	129.7	100.3	36.0	8.8	(0.5)	274.3
EBITDAC Margin(2)	28.3%	44.4%	32.0%	20.0%	NMF	32.7%
(Gain)/loss on disposal	(0.9)	—	0.2	—	—	(0.7)
Acquisition/Integration Costs	0.8	—	0.3	—	—	1.1
Foreign Currency Translation	—	—	—	—	—	—
EBITDAC - Adjusted(2)	$129.6	$100.3	$36.5	$8.8	$(0.5)	$274.7
EBITDAC Margin - Adjusted(2)	28.3%	44.4%	32.5%	20.0%	NMF	32.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2021, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$401.1	$176.3	$104.6	$44.9	$0.4	$727.3
Foreign Currency Translation	(1.0)	(0.1)	—	—	—	(1.1)
Total Revenues - Adjusted(2)	400.1	176.2	104.6	44.9	0.4	726.2
Income before income taxes	70.5	66.7	26.4	7.7	15.0	186.3
Income Before Income Taxes Margin(1)	17.6%	37.8%	25.2%	17.1%	NMF	25.6%
Amortization	19.0	6.9	2.4	1.3	—	29.5
Depreciation	2.8	2.3	0.7	0.4	2.6	8.8
Interest	22.6	2.9	4.1	0.7	(14.0)	16.3
Change in estimated acquisition earn-out payables	4.4	(8.1)	2.1	—	—	(1.6)
EBITDAC(2)	119.3	70.7	35.7	10.1	3.6	239.3
EBITDAC Margin(2)	29.7%	40.1%	34.1%	22.5%	NMF	32.9%
(Gain)/loss on disposal	(3.9)	—	—	—	—	(3.9)
Acquisition/Integration Costs	—	—	—	—	—	—
Foreign Currency Translation	(0.3)	(0.1)	—	—	—	(0.4)
EBITDAC - Adjusted(2)	$115.1	$70.6	$35.7	$10.1	$3.6	$235.0
EBITDAC Margin - Adjusted(2)	28.8%	40.1%	34.1%	22.5%	NMF	32.4%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2022, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$1,054.0	$387.9	$215.3	$87.6	$(0.3)	$1,744.5
Foreign Currency Translation	—	—	—	—	—	—
Total Revenues - Adjusted(2)	1,054.0	387.9	215.3	87.6	(0.3)	1,744.5
Income before income taxes	266.5	118.1	59.5	13.2	6.6	463.9
Income Before Income Taxes Margin(1)	25.3%	30.4%	27.6%	15.1%	NMF	26.6%
Amortization	41.6	16.5	4.0	2.6	—	64.7
Depreciation	5.2	6.3	1.3	0.8	3.5	17.1
Interest	47.1	12.6	6.8	1.1	(13.3)	54.3
Change in estimated acquisition earn-out payables	(3.1)	0.2	(3.5)	—	—	(6.4)
EBITDAC(2)	357.3	153.7	68.1	17.7	(3.2)	593.6
EBITDAC Margin(2)	33.9%	39.6%	31.6%	20.2%	NMF	34.0%
(Gain)/loss on disposal	(1.1)	—	0.2	—	—	(0.9)
Acquisition/Integration Costs	3.1	0.3	0.7	—	1.4	5.5
Foreign Currency Translation	—	—	—	—	—	—
EBITDAC - Adjusted(2)	$359.3	$154.0	$69.0	$17.7	$(1.8)	$598.2
EBITDAC Margin - Adjusted(2)	34.1%	39.7%	32.0%	20.2%	NMF	34.3%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2021, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$924.0	$331.2	$195.4	$91.9	$0.1	$1,542.6
Foreign Currency Translation	(1.7)	(0.1)	—	—	—	(1.8)
Total Revenues - Adjusted(2)	922.3	331.1	195.4	91.9	0.1	1,540.8
Income before income taxes	221.6	107.9	45.1	16.9	33.9	425.4
Income Before Income Taxes Margin(1)	24.0%	32.6%	23.1%	18.4%	NMF	27.6%
Amortization	37.8	13.7	4.8	2.7	—	59.0
Depreciation	5.6	4.5	1.3	0.7	4.2	16.3
Interest	45.2	7.0	8.3	1.5	(29.4)	32.6
Change in estimated acquisition earn-out payables	3.5	(8.3)	2.3	—	—	(2.5)
EBITDAC(2)	313.7	124.8	61.8	21.8	8.7	530.8
EBITDAC Margin(2)	34.0%	37.7%	31.6%	23.7%	NMF	34.4%
(Gain)/loss on disposal	(4.0)	—	—	—	—	(4.0)
Acquisition/Integration Costs	—	—	—	—	—	—
Foreign Currency Translation	(0.6)	—	—	—	—	(0.6)
EBITDAC - Adjusted(2)	$309.1	$124.8	$61.8	$21.8	$8.7	$526.2
EBITDAC Margin - Adjusted(2)	33.5%	37.7%	31.6%	23.7%	NMF	34.2%
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

Financial information relating to our Retail Segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2022	2021	% Change	2022	2021	% Change
REVENUES
Core commissions and fees	$447.8	$392.6	14.1%	$1,026.1	$899.1	14.1%
Profit-sharing contingent commissions	9.4	8.4	11.9%	27.4	24.1	13.7%
Investment income	—	—	—%	—	—	—%
Other income, net	0.4	0.1	300.0%	0.5	0.8	(37.5)%
Total revenues	457.6	401.1	14.1%	1,054.0	924.0	14.1%
EXPENSES
Employee compensation and benefits	247.9	222.1	11.6%	536.0	485.0	10.5%
Other operating expenses	80.9	63.6	27.2%	161.8	129.3	25.1%
(Gain)/loss on disposal	(0.9)	(3.9)	NMF	(1.1)	(4.0)	NMF
Amortization	20.5	19.0	7.9%	41.6	37.8	10.1%
Depreciation	2.6	2.8	(7.1%)	5.2	5.6	(7.1%)
Interest	23.5	22.6	4.0%	47.1	45.2	4.2%
Change in estimated acquisition earn-out payables	0.6	4.4	NMF	(3.1)	3.5	NMF
Total expenses	375.1	330.6	13.5%	787.5	702.4	12.1%
Income before income taxes	$82.5	$70.5	17.0%	$266.5	$221.6	20.3%
Income Before Income Taxes Margin (1)	18.0%	17.6%		25.3%	24.0%
EBITDAC - Adjusted (2)	$129.6	$115.1	12.6%	$359.3	$309.1	16.2%
EBITDAC Margin - Adjusted (2)	28.3%	28.8%		34.1%	33.5%
Organic Revenue growth rate (2)	8.8%	17.3%		8.8%	12.9%
Employee compensation and benefits relative to total revenues	54.2%	55.4%		50.9%	52.5%
Other operating expenses relative to total revenues	17.7%	15.9%		15.4%	14.0%
Capital expenditures	$2.1	$1.4	50.0%	$3.7	$3.7	—%
Total assets at June 30,				$5,036.3	$7,393.3	(31.9%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended June 30, 2022 increased 14.1%, or $56.5 million, as compared to the same period in 2021, to $457.6 million. The $55.2 million increase in core commissions and fees revenue was driven by: (i) approximately $22.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021; (ii) an increase of $34.2 million related to net new and renewal business; (iii) an offsetting decrease from the impact of foreign currency translation of $1.0 million; and (iv) an offsetting decrease of $0.4 million related to commissions and fees recorded in 2021 from businesses since divested. Profit-sharing contingent commissions for the second quarter of 2022 increased 11.9%, or $1.0 million, as compared to the same period in 2021, to $9.4 million. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions in 2022 that we did not qualify for in the prior year. The Retail Segment’s total commissions and fees increased by 14.1%, and the Organic Revenue growth rate was 8.8% for the second quarter of 2022. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial P&C, employee benefits, professional and excess liability, and condo property, partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for the three months ended June 30, 2022 increased 17.0%, or $12.0 million, as compared to the same period in 2021, to $82.5 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) intercompany interest and amortization expenses growing slower than total revenues; and (iii) a decrease to the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended June 30, 2022 increased 12.6%, or $14.5 million, as compared to the same period in 2021, to $129.6 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2022 decreased to 28.3% from 28.8% in the same period in 2021. The decrease in EBITDAC Margin - Adjusted was driven by: (i) increased variable operating expenses, which are largely travel and meeting related and (ii) partially offset by the total revenue increase.

The Retail Segment’s total revenues for the six months ended June 30, 2022 increased 14.1%, or $130.0 million, as compared to the same period in 2021, to $1,054.0 million. The $127.0 million increase in core commissions and fees revenue was driven by: (i) approximately $51.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021; (ii) an increase of $79.2 million related to net new and renewal business; (iii) an offsetting decrease from the impact of foreign currency translation of $1.7 million; and (iv) an offsetting decrease of $1.2 million related to commissions and fees recorded in 2021 from businesses since divested. Profit-sharing contingent commissions for the six months of 2022 increased 13.7%, or $3.3 million, as compared to the same period in 2021, to $27.4 million. The Retail Segment’s total commissions and fees increased by 14.1%, and the Organic Revenue growth rate was 8.8% for the first six months of 2022. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial P&C, employee benefits, professional and excess liability, and condo partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for the six months ended June 30, 2022 increased 20.3%, or $44.9 million, as compared to the same period in 2021, to $266.5 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; (iii) intercompany interest and amortization growing slower than total revenues; and (iv) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the six months ended June 30, 2022 increased 16.2%, or $50.2 million, as compared to the same period in 2021, to $359.3 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2022 increased to 34.1% from 33.5% in the same period in 2021. The increases in EBITDAC Margin - Adjusted were primarily driven by leveraging our expenses in connection with the net increase in revenue of $130.0 million which was partially offset by increased variable operating expenses.

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

Financial information relating to our National Programs Segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2022	2021	% Change	2022	2021	% Change
REVENUES
Core commissions and fees	$215.2	$167.2	28.7%	$369.3	$313.4	17.8%
Profit-sharing contingent commissions	10.3	9.0	14.4%	18.3	17.3	5.8%
Investment income	0.2	0.1	100.0%	0.3	0.3	—%
Other income, net	—	—	—%	—	0.2	—%
Total revenues	225.7	176.3	28.0%	387.9	331.2	17.1%
EXPENSES
Employee compensation and benefits	78.4	73.0	7.4%	151.9	144.0	5.5%
Other operating expenses	47.0	32.6	44.2%	82.3	62.4	31.9%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	9.8	6.9	42.0%	16.5	13.7	20.4%
Depreciation	3.5	2.3	52.2%	6.3	4.5	40.0%
Interest	10.4	2.9	258.6%	12.6	7.0	80.0%
Change in estimated acquisition earn-out payables	0.1	(8.1)	NMF	0.2	(8.3)	NMF
Total expenses	149.2	109.6	36.1%	269.8	223.3	20.8%
Income before income taxes	$76.5	$66.7	14.7%	$118.1	$107.9	9.5%
Income Before Income Taxes Margin (1)	33.9%	37.8%		30.4%	32.6%
EBITDAC - Adjusted (2)	$100.3	$70.6	42.1%	$154.0	$124.8	23.4%
EBITDAC Margin - Adjusted (2)	44.4%	40.1%		39.7%	37.7%
Organic Revenue growth rate (2)	19.0%	13.3%		13.0%	13.7%
Employee compensation and benefits relative to total revenues	34.7%	41.4%		39.2%	43.5%
Other operating expenses relative to total revenues	20.8%	18.5%		21.2%	18.8%
Capital expenditures	$5.3	$3.6	47.2%	$11.0	$6.6	66.7%
Total assets at June 30,				$3,554.9	$3,570.8	(0.4)%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended June 30, 2022 increased 28.0%, or $49.4 million, as compared to the same period in 2021, to $225.7 million. The $48.0 million increase in core commissions and fees revenue was driven by: (i) approximately $31.5 million of net new and renewal business; (ii) $17.7 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $0.2 million; and (iv) an offsetting decrease of $1.0 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions for the second quarter of 2022 increased approximately $1.3 million or 14.4% as compared to the second quarter of 2021.

The National Programs Segment’s total commissions and fees increase by 28.7%, and the Organic Revenue growth rate was 19.0% for the three months ended June 30, 2022. The Organic Revenue growth was driven primarily by new business and good retention, exposure unit expansion and rate increases for many programs.

Income before income taxes for the three months ended June 30, 2022 increased 14.7%, or $9.8 million, as compared to the same period in 2021, to $76.5 million. Income before income taxes increased due to the drivers of EBITDAC described below partially offset by an increase in intercompany interest expense and amortization expense.

EBITDAC - Adjusted for the three months ended June 30, 2022 increased 42.1%, or $29.7 million, from the same period in 2021, to $100.3 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2022 increased to 44.4% from 40.1% in the same period in 2021. The EBITDAC - Adjusted growth was due to the strong Organic Revenue growth, recent acquisitions, increased profit-sharing contingent commissions, leveraging our expense base, as well as the timing of revenue and expenses in the prior year associated with the onboarding of new customers in one of our programs.

The National Programs Segment’s total revenue for the six months ended June 30, 2022 increased 17.1%, or $56.7 million, as compared to the same period in 2021, to $387.9 million. The $55.9 million increase in core commissions and fees revenue was driven by: (i) approximately $40.4 million of net new and renewal business; (ii) $17.7 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $0.1 million; and (iv) an offsetting decrease of $2.1 million related to commissions and fees revenue from business divested in the preceding twelve months.

The National Programs Segment’s total commissions and fees increase by 17.8%, and the Organic Revenue growth rate was 13.0%, for the six months ended June 30, 2022. The Organic Revenue growth was driven primarily by good new business and retention, exposure unit expansion and rate increases for many programs.

Income before income taxes for the six months ended June 30, 2022 increased 9.5%, or $10.2 million, from the same period in 2021, to $118.1 million. Income before income taxes increased due to the drivers of EBITDAC described below partially offset by an increase in intercompany interest expense and increased amortization expense.

EBITDAC - Adjusted for the six months ended June 30, 2022 increased 23.4%, or $29.2 million, as compared to the same period in 2021, to $154.0 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2022 increased to 39.7% from 37.7% in the same period in 2021. The increase in EBITDAC - Adjusted and EBITDAC Margin - Adjusted was driven by strong Organic Revenue growth, recent acquisitions, increased profit-sharing contingent commissions, leveraging our expense base, as well as the timing of expenses in the prior year associated with the onboarding of new customers in one of our programs.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 83.3% of the Wholesale Brokerage Segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2022	2021	% Change	2022	2021	% Change

REVENUES
Core commissions and fees	$109.9	$102.3	7.4%	$210.0	$191.0	9.9%
Profit-sharing contingent commissions	2.4	2.2	9.1%	5.0	4.1	22.0%
Investment income	—	—	—%	0.1	0.1	—%
Other income, net	0.1	0.1	—%	0.2	0.2	—%
Total revenues	112.4	104.6	7.5%	215.3	195.4	10.2%
EXPENSES
Employee compensation and benefits	59.1	54.1	9.2%	114.1	104.7	9.0%
Other operating expenses	17.1	14.8	15.5%	32.9	28.9	13.8%
(Gain)/loss on disposal	0.2	—	—%	0.2	—	—%
Amortization	2.0	2.4	(16.7%)	4.0	4.8	(16.7%)
Depreciation	0.6	0.7	(14.3%)	1.3	1.3	—%
Interest	3.3	4.1	(19.5%)	6.8	8.3	(18.1%)
Change in estimated acquisition earn-out payables	(3.7)	2.1	NMF	(3.5)	2.3	NMF
Total expenses	78.6	78.2	0.5%	155.80	150.3	3.7%
Income before income taxes	$33.8	$26.4	28.0%	$59.5	$45.1	31.9%
Income Before Income Taxes Margin (1)	30.1%	25.2%		27.6%	23.1%
EBITDAC - Adjusted (2)	$36.5	$35.7	2.2%	$69.0	$61.8	11.7%
EBITDAC Margin - Adjusted (2)	32.5%	34.1%		32.0%	31.6%
Organic Revenue growth rate (2)	7.0%	11.7%		9.2%	9.3%
Employee compensation and benefits relative to total revenues	52.6%	51.7%		53.0%	53.6%
Other operating expenses relative to total revenues	15.2%	14.1%		15.3%	14.8%
Capital expenditures	$0.4	$0.6	(33.3)%	$0.8	$1.1	(27.3)%
Total assets at June 30,				$1,149.0	$1,844.3	(37.7%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2022 increased 7.5%, or $7.8 million, as compared to the same period in 2021, to $112.4 million. The $7.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $7.2 million related to net new and renewal business; and (ii) $0.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021. Profit-sharing contingent commissions for the second quarter of 2022 increased $0.2 million compared to the second quarter of 2021. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 7.4%, and the Organic Revenue growth rate was 7.0% for the second quarter of 2022. The Organic Revenue growth rate was driven by new business, good retention as well as rate increases for most lines of coverage. However, the Organic Revenue growth was also impacted by declines in our personal lines business caused by reduced carrier appetite to write coverage in certain geographies or lines of business.

Income before income taxes for the three months ended June 30, 2022 increased 28.0%, or $7.4 million, as compared to the same period in 2021, to $33.8 million. The increase was due to: (i) decrease in the change in estimated acquisition earn-out payables; (ii) lower intercompany interest expense; and (iii) the drivers of EBITDAC – Adjusted described below; partially offset by (iv) acquisition/integration costs.

EBITDAC - Adjusted for the three months ended June 30, 2022 increased 2.2%, or $0.8 million, as compared to the same period in 2021, to $36.5 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2022 decreased to 32.5% from 34.1%, as compared to the same period in 2021. EBITDAC Margin – Adjusted decreased due to: (i) higher broker compensation; and (ii) increased variable operating expenses as compared to prior year.

The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2022 increased 10.2%, or $19.9 million, as compared to the same period in 2021, to $215.3 million. The $19.0 million net increase in core commissions and fees revenue was driven primarily by: (i) $17.6 million related to net new and renewal business; and (ii) $1.4 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2021. Profit-sharing contingent commissions for the first six months of 2022 increased approximately $0.9 million compared to the same period of 2021. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 9.9%, and the Organic Revenue growth rate was 9.2% for the first six months of 2022. The Organic Revenue growth rate was driven by new business, good retention as well as rate increases for most lines of coverage with the Organic Revenue growth impacted by declines in our personal lines business caused by reduced carrier appetite to write coverage in certain geographies or lines of business.

Income before income taxes for the six months ended June 30, 2022 increased 31.9%, or $14.4 million, as compared to the same period in 2021, to $59.5 million. The increase was due to: (i) decrease in the change in estimated acquisition earn-out payables; (ii) lower intercompany interest expense; and (iii) the drivers of EBITDAC – Adjusted described below; partially offset by (iv) acquisition/integration costs.

EBITDAC - Adjusted for the six months ended June 30, 2022 increased 11.7%, or $7.2 million, as compared to the same period in 2021, to $69.0 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2022 increased to 32.0% from 31.6% in the same period in 2021. EBITDAC Margin - Adjusted increased due to: (i) higher profit-sharing contingent commissions; and (ii) leveraging our expense base in connection with revenue growth; partially offset by (iii) higher broker compensation; and (iv) increased variable operating expenses, which are primarily travel and meeting related.

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

Financial information relating to our Services Segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2022	2021	% Change	2022	2021	% Change
REVENUES
Core commissions and fees	$44.0	$44.9	(2.0%)	$87.6	$91.9	(4.7%)
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	—	—	—%
Other income, net	—	—	—%	—	—	—%
Total revenues	44.0	44.9	(2.0%)	87.6	91.9	(4.7%)
EXPENSES
Employee compensation and benefits	22.1	22.2	(0.5)%	44.7	45.0	(0.7%)
Other operating expenses	13.1	12.6	4.0%	25.2	25.1	0.4%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	1.3	1.3	—%	2.6	2.7	(3.7)%
Depreciation	0.4	0.4	—%	0.8	0.7	14.3%
Interest	0.5	0.7	(28.6)%	1.1	1.5	(26.7)%
Change in estimated acquisition earn-out payables	—	—	—%	—	—	—%
Total expenses	37.4	37.2	0.5%	74.4	75.0	(0.8%)
Income before income taxes	$6.6	$7.7	(14.3%)	$13.2	$16.9	(21.9%)
Income Before Income Taxes Margin (1)	15.0%	17.1%		15.1%	18.4%
EBITDAC - Adjusted (2)	$8.8	$10.1	(12.9%)	$17.7	$21.8	(18.8%)
EBITDAC Margin - Adjusted (2)	20.0%	22.5%		20.2%	23.7%
Organic Revenue growth rate (2)	(0.5%)	4.7%		(3.4%)	5.1%
Employee compensation and benefits relative to total revenues	50.2%	49.4%		51.0%	49.0%
Other operating expenses relative to total revenues	29.8%	28.1%		28.8%	27.3%
Capital expenditures	$0.3	$0.4	(25.0)%	$0.5	$0.5	—%
Total assets at June 30,				$287.9	$447.3	(35.6)%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended June 30, 2022 decreased 2.0%, or $0.9 million, as compared to the same period in 2021, to $44.0 million. The Services Segment’s total commissions and fees and Organic Revenue declined 0.5% for the second quarter of 2022 driven by: (i) higher COVID-19 travel restricted claims in the prior year; and (ii) a lack of weather-related claims coupled with reduced severity in the current year.

Income before income taxes for the three months ended June 30, 2022 decreased 14.3%, or $1.1 million, as compared to the same period in 2021, to $6.6 million. Income before income taxes decreased due to the drivers of EBITDAC – Adjusted described below.

EBITDAC - Adjusted for the three months ended June 30, 2022 decreased 12.9%, or $1.3 million, from the same period in 2021, to $8.8 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2022 decreased to 20.0% from 22.5% in the same period in 2021. The decrease in EBITDAC and EBITDAC Margin was driven primarily by the reduction in revenue.

The Services Segment’s total revenues for the six months ended June 30, 2022 decreased 4.7%, or $4.3 million from the same period in 2021, to $87.6 million. The Services Segment’s total commissions and fees and Organic Revenue growth declined 3.4% for the first six months of 2022. The decrease in Organic Revenue was caused primarily by: (i) higher COVID-19 travel restricted claims in the prior year; and (ii) a lack of weather-related claims coupled with reduced severity in the current year.

Income before income taxes for the six months ended June 30, 2022 decreased $3.7 million, or 21.9%, from the same period in 2021, to $13.2 million. Income before income taxes decreased due to the drivers of EBITDAC described below.

EBITDAC - Adjusted for the six months ended June 30, 2022 decreased 18.8%, or $4.1 million, from the same period in 2021, to $17.7 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2022 decreased to 20.2% from 23.7% in the same period in 2021. The decrease in EBITDAC and EBITDAC Margin were driven primarily by the decrease in revenue.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of June 30, 2022 provided up to $550.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800.0 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1.6 billion of incremental borrowing capacity as of June 30, 2022.

As of June 30, 2022, included in the Company's cash balance is £1,544.7 million, which had a value of $1,876.4 million, on its Condensed Consolidated Balance Sheet held in anticipation to use as cash consideration to complete the acquisition of GRP which occurred on July 1, 2022.

Contractual Cash Obligations

As of June 30, 2022, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,259.4	$67.5	$1,123.1	$818.8	$2,250.0
Other liabilities (1)	162.3	25.8	20.8	12.0	103.7
Operating leases (2)	258.7	48.9	89.1	58.5	62.2
Interest obligations	1,573.5	151.6	270.7	210.2	941.0
Unrecognized tax benefits	1.6	—	1.6	—	—
Maximum future acquisition contingency payments (3)	447.2	127.8	319.4	—	—
Total contractual cash obligations (4)	$6,702.7	$421.6	$1,824.7	$1,099.5	$3,356.9
(1)
Includes the current portion of other long-term liabilities, and approximately $15.6 million of deferred employer-only payroll tax payments related to the CARES Act which is expected to be paid in December 2022.
(2)
Includes $10.6 million of future lease commitments expected to commence later in 2022 and 2023.
(3)
Includes $232.9 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate.
(4)
Does not include approximately $29.0 million of current liability for a dividend of $0.1025 per share approved by the Board of Directors on July 20, 2022.

Debt

Total debt at June 30, 2022 was $4,223.8 million net of unamortized discount and debt issuance costs, which was an increase of $2,200.9 million compared to December 31, 2021. The increase includes: (i) the issuance of $1,200.0 million in aggregate principal amount of Senior Notes on March 17, 2022, exclusive of debt issuance costs and discounts applied to the principal; (ii) the drawdown of $350.0 million of the revolving credit facility in conjunction with the acquisition payment for Orchid on March 31, 2022; (iii) the aggregate drawdown of $800.0 million under the Loan Agreement in connection with the preparation of closing our pending acquisitions of GRP and BdB which occurred on various dates on or before the final draw on April 28, 2022; and (iv) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.8 million; offset by decreases due to: (i) the scheduled principal amortization balances related to our various existing floating rate debt term notes in total of $27.5 million; and (ii) added discounted debt balances related to the issuance of $600.0 million in aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million in aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”) of $10.4 million; and (iii) debt issuance costs related to the Notes and the Loan Agreement of $13.0 million; and (iv) on June 30, 2022 the Company repaid $100.0 million of debt related to the outstanding amount drawn under the revolving credit facility under the Second Amended and Restated Credit Agreement.

During the six months ended June 30, 2022, the Company repaid $6.2 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $240.6 million as of June 30, 2022. The Company's next scheduled amortized principal payment is due September 30, 2022 and is equal to $3.1 million.

During the six months ended June 30, 2022, the Company repaid $15.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $225.0 million as of June 30, 2022. The Company’s next scheduled amortized principal payment is due September 30, 2022 and is equal to $7.5 million.

During the six months ended June 30, 2022, the Company repaid $6.3 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled amortized principal payments. The Term A-2 Loans had an outstanding balance of $493.8 million as of June 30, 2022. The Company’s next scheduled amortized principal payment is due September 30, 2022 and is equal to $6.3 million.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its revolving credit facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable under the GRP Acquisition Agreement and to pay fees and expenses associated with the foregoing. As of June 30, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022, the Company entered into the Loan Agreement with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date (the "Effective Date") until the date which is the first anniversary thereof. Once borrowed, Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. Once borrowed, Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. While outstanding, the undrawn Term Loan Commitments accrue a commitment fee of 0.15% beginning on the earlier of the initial funding of Term Loans under the Loan Agreement and the date that is 120 days from the Effective Date. Once drawn, Term A-1 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.125% or Base Rate plus 0.125% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage) and Term A-2 Loans will bear interest at the annual rate of Adjusted

Term SOFR plus 1.25% or Base Rate plus 0.25% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage). The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2022 the outstanding balance on the Loan Agreement was $793.8 million.

On March 31, 2022 the Company accessed $350.0 million of available proceeds on the revolving credit facility under the Second Amended and Restated Credit Agreement. The proceeds were used in conjunction with the funding of the Orchid acquisition along with funds from cash on hand. As of June 30, 2022 the outstanding loan balance was $250.0 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at June 30, 2022 and December 31, 2021 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2022, we had $793.8 million outstanding under the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”) and $715.6 million of borrowings outstanding under certain credit agreements tied to the overnight London Interbank Offered Rate (“LIBOR”). These aforementioned notes bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing the London interbank offered rate for Dollars ("USD LIBOR") on a representative basis.

When the Company entered into the Second Amended and Restated Credit on October 27, 2021, it included provisions regarding transition from LIBOR to SOFR in preparation of the LIBOR cessation. On March 31, 2022, the Company entered into the Loan Agreement which bears interest tied to the annual rate for the adjusted Secured Overnight Financing Rate ("Adjusted Term SOFR"). In the coming periods, the Company will assess any other current agreements with benchmark rates tied to LIBOR with an expectation that the Company will be prepared for a termination of LIBOR benchmarks prior to June 30, 2023 when typical rate settings will no longer be available.

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

Based upon our foreign currency rate exposure as of June 30, 2022, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Statement of Income.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2022. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2022, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2022:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)(4)
April 1, 2022 to April 30, 2022	249,259	$65.50	246,912	$283.4
May 1, 2022 to May 30, 2022	569,518	63.16	531,014	249.6
June 1, 2022 to June 30, 2022	1,648	59.25	—	249.6
Total	820,425	$63.86	777,926	$249.6

(1)
Of the shares reported in this column, 777,926 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.
(2)
During the quarter, the Company made shares repurchases in the open market of 777,926 shares at a total cost of $50.0 million.
(3)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400.0 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249.6 million. Between January 1, 2014 and June 30, 2022, the Company repurchased a total of approximately 19.7 million shares for an aggregate cost of approximately $748.0 million.
(4)
Dollar values stated in millions.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 26, 2022	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)