Form 10-K
period 2022-12-31
BROWN & BROWN, INC.
filed 2023-02-27
CIK 79282

Pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $15,295,411,331.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 23, 2023 was 284,294,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tampa, Florida, United States of America

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•
Acquisition-related risks that could negatively affect the success of our growth strategy, including the possibility that we may not be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our operations and expand into new markets;
•
A cybersecurity attack or any other interruption in information technology and/or data security that may impact our operations or the operations of third parties that support us;
•
Risks related to our international operations, which may result in additional risks or require more management time and expense than our domestic operations to achieve or maintain profitability;
•
The effects of inflation;
•
The requirement for additional resources and time to adequately respond to dynamics resulting from rapid technological change;
•
The loss of or significant change to any of our insurance company relationships, which could result in loss of capacity to write business, additional expense, loss of market share or material decrease in our commissions;
•
The effect of natural disasters on our profit-sharing contingent commissions, insurer capacity and claims expenses from our capitalized captive insurance facilities;
•
Adverse economic conditions, natural disasters, or regulatory changes in states or countries where we have a concentration of our business;
•
The inability to maintain our culture or a significant change in management, management philosophy or our business strategy;
•
Claims expense resulting from the limited underwriting risk associated with our participation in capitalized captive insurance facilities;
•
Risks associated with our automobile and recreational vehicle dealer services (“F&I") businesses;
•
Risks facing us in our Services segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•
The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•
The significant control certain shareholders have over the Company;
•
Changes in data privacy and protection laws and regulations or any failure to comply with such laws and regulations;
•
Improper disclosure of confidential information;
•
Our ability to comply with non-U.S. laws, regulations and policies;
•
The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•
Uncertainty in our business practices and compensation arrangements with insurance carriers due to potential changes in regulations;

•
Regulatory changes that could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third-parties;
•
Increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices;
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
•
Changes in current U.S. or global economic conditions, including an extended slowdown in the markets in which we operate;
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
•
The COVID-19 pandemic (“COVID-19”), as well as future pandemics, epidemics or outbreaks of infectious diseases, and the resulting governmental and societal responses;
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

PART I

ITEM 1. Business.

General

Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. We primarily operate as an agent or broker and therefore, with limited exceptions, do not assume underwriting risks. Within The Wright Insurance Group, LLC (“Wright”), we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), excess flood and private flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. We also participate in capitalized captive insurance facilities (the "Captives") for the purpose of providing additional capacity to place coverage, deliver revenues, and participate in underwriting results. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. The Captives give us another way to continue to participate in underwriting results while limiting exposure to underwriting claim costs. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captives limit, but do not fully eliminate the Company's exposure to claims expenses either through reinsurance or by only participating in limited tranches of the underwriting results.

The Company is compensated for its services primarily by commissions paid by insurance companies, and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are generally a percentage of the premium paid by the insured and typically depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some limited cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction and we recognize commissions net of any commissions paid to other intermediaries. We may also receive from an insurance company a profit-sharing contingent commission, which is a supplemental commission based primarily on underwriting results. Fee revenues are generated by: (i) our Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and other claims adjusting services, (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (iii) our Retail segment for fees received in lieu of commissions or for other services provided. The amount of our revenues from commissions and fees is a function of several factors, including continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units, which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.

As of December 31, 2022, our activities were conducted in 345 domestic locations in 46 states, and 150 international locations in Belgium, Bermuda, Canada, Cayman Islands, Ireland, Italy and the United Kingdom.

Segment Information

Our business is divided into four reportable segments: (i) the Retail segment, (ii) the National Programs segment, (iii) the Wholesale Brokerage segment and (iv) the Services segment. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, as well as non-insurance warranty services and products through our F&I businesses. The National Programs segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents, as well as affinity groups, wholesale entities and sold direct to consumers. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through a nationwide network of independent agents and brokers, including Brown & Brown retail agents. The Services segment provides insurance-related services, including third-party claims administration and adjusting services, comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services and Social Security disability benefits advocacy services.

The following table summarizes (i) the commissions and fees generated by each of our reportable operating segments for 2022, 2021, and 2020 and (ii) the percentage of our total commissions and fees represented by each segment for each such period:

(in millions, except percentages)	2022	%	2021	%	2020	%
Retail segment	$2,081.6	58.4%	$1,766.6	58.0%	$1,471.4	56.5%
National Programs segment	858.1	24.1%	701.1	23.0%	609.8	23.4%
Wholesale Brokerage segment	452.8	12.7%	402.6	13.2%	352.2	13.5%
Services segment	171.9	4.8%	178.9	5.9%	174.0	6.7%
Other	(1.2)	(—)%	(1.7)	(0.1)%	(1.3)	(0.1)%
Total	$3,563.2	100.0%	$3,047.5	100.0%	$2,606.1	100.0%

The majority of our operations are in the United States. Outside of the United States we have retail operations based in Bermuda, Cayman Islands, Ireland, and the United Kingdom, wholesale brokerage operations based in the Belgium, Italy and the United Kingdom and a managing general agent operation in Canada and the United Kingdom. These operations generated $240.6 million, $78.0 million and $35.1 million of revenues for the years ended December 31, 2022, 2021 and 2020, respectively. We do not have any material foreign long-lived assets.

See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance services and products through our automobile dealer services F&I businesses. Significant lines of coverage and capabilities are:

Property & Casualty	Employee Benefits	Personal Insurance
Property	Group Health	Homeowners
Casualty	Voluntary Benefits	Automobile
Workers' Compensation	Pharmacy Benefits	Personal Excess Liability
Surety	Independent Retirement	Flood and Excess Liability
Aviation	International Benefits	Flood and Excess Flood
Private Equity/Mergers & Acquisitions	Employer Stop Loss	Specialized Coverages
Executive Liability	Long Term Care	Group Excess
Cyber Risk
Multinational

Property & Casualty - Capabilities	Employee Benefits - Capabilities	Specialties
Analytics	Benefit Design & Delivery	Dealer Services
Modeling	Financial Strategy & Analytics	Specialty Risk Solutions
Risk Services	Regulatory & Legislative Strategy	Tribal Nations
Alternative Risk/Captives	Technology Services	Total Rewards & Compensation
Specialty Risk Solutions	Population Health & Well-Being
Strategic Non-Medical Solutions
Private Equity/Mergers & Acquisitions

No material part of our retail business is attributable to a single customer or a few customers. During 2022, commissions and fees from our largest single Retail segment customer represented 0.5% of the Retail segment’s total commissions and fees.

As of December 31, 2022, our Retail segment employed 9,185 employees. Our Retail segment has physical locations in 42 states and Bermuda, Cayman Islands, Ireland and the United Kingdom. In connection with selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs segment

As of December 31, 2022, our National Programs segment employed 3,008 employees. The National Programs segment specializes in the development and management of insurance program business, often designed for niche, underserved markets and distributes these coverages to retail insurance agencies (including Brown & Brown retail offices), as well as affinity groups, wholesale entities and sold direct to consumers. Our largest National Programs segment customer represented approximately 7.6% of the segment's total commissions and fees. We offer program management expertise for insurance carrier partners across numerous lines of business, which can be grouped into five broad categories as detailed below:

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

Personal Lines programs. Personal lines programs offer a variety of insurance products to personal lines consumers including homeowners and personal property policies; residential earthquake; private passenger automobile and motorcycle coverage, which is currently in run-off.

Commercial Lines programs. Specific industries and market niches are served by our commercial programs including automotive aftermarket, professional and amateur sports, special events and the entertainment industry; commercial transportation and trucking; forestry; manufactured housing; and workers’ compensation. The Arrowhead Core Commercial program which covered a broad segment of industries is currently in run-off.

Public Entity programs. Public entity programs range from providing fully insured programs to establishing risk retention insurance pools, and excess and facultative specific coverages, including administration of various insurance trusts for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies.

Specialty programs. Specialty programs include flood insurance, commercial difference-in-conditions (earthquake), all-risk commercial property, limited exposure captives, coastal property programs including wind, lender-placed solutions, sovereign native-American nations and parcel insurance.

Wholesale Brokerage segment

As of December 31, 2022, our Wholesale Brokerage segment employed 1,687 employees. Our Wholesale Brokerage segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage segment represent various U.S., U.K., and European surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. During 2022, commissions and fees from our largest Wholesale Brokerage segment customer represented approximately 1.4% of the Wholesale Brokerage segment’s total commissions and fees.

Services segment

As of December 31, 2022, our Services segment employed 991 employees and provided a wide range of insurance-related services.

Below are brief descriptions of the capabilities within the Services segment.

Social Security Advocacy and Advisory. Social Security advocacy assists individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. We work closely with employer sponsored group life, disability and health plan participants to assist disabled individuals in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, we provide second injury fund recovery services to the workers’ compensation insurance market.

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

In 2022, our five largest contracts represented approximately 22.4% of fees revenues in our Services segment.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, understanding of terms and conditions of coverage, quality of service and price. A number of firms with substantially greater resources and market presence compete with us.

A number of insurance companies directly sell insurance, primarily to individuals or small enterprises, and as a result do not pay commissions to third-party agents and brokers. In addition, internet and startup technology companies continue to be a source for direct placement of personal lines or small business insurance. We have our own technology capabilities to also serve personal lines and small businesses. While it is difficult to quantify the impact on our business from individuals or small businesses purchasing insurance over the internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, or small businesses that do not have a complex insurance program, which represent a small portion of our overall Retail or National Programs segments.

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

Human Capital

At December 31, 2022, the Company had 15,201 employees globally. We have agreements with our sales employees and certain other employees that include provisions that (i) protect our confidential information and trade secrets, (ii) restrict their ability post-employment to solicit the business of our customers, and (iii) prevent them from hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

None of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be good.

Our Guiding Principles

The cornerstones of our organization's guiding principles are people, performance, service and innovation. We view ourselves as a team and refer to our employees as “teammates.” We believe in always doing what is best for our customers, communities, teammates, carrier partners and shareholders. We understand that every successful team thrives on the diversity of talent, thought, experience, character and work ethic. Our ability to continue to serve our customers and communities is dependent on the effective recruitment and enhancement of the most qualified teammates. We are an equal opportunity employer built on meritocracy, meaning our teammates have the opportunity to rise according to their merits and individual initiative.

Culture

At Brown & Brown, we have a culture built on integrity, innovation, superior capabilities, discipline and meritocracy. Our commitment to doing what is best for our customers drives our sales culture and is a crucial component in our Company's strategy. We operate as a lean, highly competitive, decentralized growth and profit-oriented sales and service organization. Our teammates are our greatest resource, and by challenging, empowering and rewarding them, our teams are driven to achieve extraordinary results.

Over 20% of our Company is owned by teammates, which we believe cultivates a unique ownership culture. We strive to provide multiple opportunities for teammates to share in the ownership of Brown & Brown and to help create personal wealth, including through our employee stock purchase program, our 401(k) plan, and long-term equity grants. With more than 60% of our teammates owning stock in our Company, we operate with an ownership mindset that influences how we invest in our business and the work we do for our customers.

Our Team

Our goal is to provide our teammates with long-term careers, which is why a vast majority of our teammates are full-time teammates. In addition, we also employ regular part-time teammates and seasonal/temporary teammates.

Full-time teammates work at least a 30-hours per week for an indefinite period of time and are generally eligible for all employment benefits provided by the Company. Part-time teammates work less than 30 hours per week for an indefinite period of time, and depending on the average hours worked per week, they may be eligible for limited employment benefits as specified in terms of the particular benefit plan or policy. Seasonal/temporary teammates are hired as an interim replacement to temporarily supplement our workforce or assist in completing a specific project, other than those supplied under contract by an outside agency; employment assignments in this category are typically of limited duration.

Teammate Recruitment, Education and Development

Our Company focuses on recruiting and developing the most capable teammates with diverse backgrounds and experiences. We actively recruit at all offices and levels of our organization. We have seen good success over time by building our diverse team with recent college graduates, mid-level professionals with experience outside the insurance industry and seasoned insurance professionals who desire to elevate their careers. Leveraging our strong relationships with several key colleges and universities, we are also committed to recruiting and developing talent through our college intern program. In addition to individual recruitment, we focus on building our team by completing high-quality acquisitions. In 2022, we grew our team by almost 2,800 new teammates through the acquisition of 30 companies.

We believe that supporting and encouraging continued education will help to ensure we remain at the forefront of developing trends in an ever-changing industry. We are committed to investing heavily in our teammate education and development through Brown & Brown University ("BBU"), the Brown & Brown Education Assistance Program and our Peer Partnership Program.

Teammate Benefits

Brown & Brown offers a wide variety of benefits, including medical and dental coverage, short-term and long-term disability, life insurance and a 401(k) plan. We strive to have comprehensive benefit offerings, as we believe the overall well-being of our teammates and their families comes first, and having competitive benefits helps set us apart in recruiting and retaining high-quality talent.

In 2022, there were no widespread layoffs or pay reductions as a result of external factors, such as the economy, the COVID-19 pandemic or natural disasters. Instead, our Company's leadership remains committed to developing our talented teammates and focusing on engagement, which we believe over time supports strong financial results. Our Company has encouraged flexible work arrangements to accommodate the evolving future of the work landscape and the needs of our teammates. Additionally, teammates affected in 2022 by the COVID-19 pandemic or natural disasters, including Hurricane Ian and Hurricane Nicole, had the opportunity to apply for financial assistance through our Brown & Brown Disaster Relief Foundation.

Teammate Engagement

To better understand our Company's strengths and growth opportunities, we gather anonymous feedback from our entire team on at least an annual basis. We are committed to actively listening and amplifying our teammates' well-being, satisfaction and engagement at work, and are proud that in 2022, 93% of our teammates say Brown & Brown is a Great Place to Work®. By instilling A Meritocracy culture, we want teammates to have the opportunity to rise according to their merits.

We believe a driver of our Company’s results stem from our commitment to putting the health and well-being of our teammates and their families first. By valuing and supporting these priorities as an organization, we believe our Company will continue to be driven by positive, engaged and productive teams, and will retain the most talented teammates.

Diversity, Inclusion and Belonging

We believe having a team that is diverse in thought, experience, skills and work ethic, results in teammate empowerment and high performance. An empowered team helps to positively impact our customer service and community involvement. As part of our strategy, we continue to evolve and augment our Diversity, Inclusion and Belonging ("DIB") task force, which was established in 2020. The DIB team is composed of numerous teammates and leaders with different backgrounds, work experiences and skill sets. The mission of the task force is to provide an environment to foster the collection of ideas, thoughts and stories that help further develop a strategic framework of promoting diversity, inclusion and belonging. The task force is overseen and guided by our chief people officer.

Our DIB task force spent the past several years evaluating our Company's current strengths and opportunities for development by initiating teammate surveys, listening sessions, group focus sessions and training modalities, including a course for all teammates focused on understanding and managing unconscious bias. In 2022, the task force established four Teammate Resource Groups ("TRG"s) that are each founded around one identity. Each TRG meets internally, empowers one another, host events, and is expected to make recommendations on how our Company can improve policies, impact recruitment and continue to be a strong part of the community. As a way to offer teammates flexibility to observe any day during the year to recognize their culture or heritage, in 2021, our task force introduced an additional floating holiday known as Culture Day.

Brown & Brown does not tolerate discrimination in any form concerning any aspect of employment. The Company has an established a policy that recruitment, hiring, transfers, promotions, terminations, compensation and benefits practices be without regard to race, color, religion, absence of religious affiliation, national origin, ethnicity, age, disability, perception of disability, sex, sexual orientation, gender identity/expression, gender orientation, marital status, service in our armed forces, veteran status in our armed forces, political activity or political party affiliation. In addition, the Company monitors the representation of women and underrepresented racial and ethnic minorities, because we believe diversity helps us build better teams, facilitate innovation and improve our customer experience. We discuss our gender and minority profile periodically with our board of directors. We are proud of our efforts in this area and continue to strive to further diversify our workforce and strengthen our culture.

Teammate Health and Well-being

The safety and well-being of all Brown & Brown teammates and customers are of utmost importance. During the COVID-19 pandemic, we navigated the pandemic by carefully executing our business continuity plan. We prioritized the health and well-being of our teammates to support the welfare of our customers, carrier partners and shareholders. The Brown & Brown team demonstrated resiliency in a time of uncertainty, and through “The Power of WE,” navigated this uncharted territory with minimal interruption to our business. We know we must remain prepared to deal with future pandemics. Our response has formed the basis for preparedness if another dangerous and contagious disease should arise.

Beginning in March 2020, the Company implemented a telecommuting protocol in response to COVID-19. Since then, remote work has provided an important layer of safety and flexibility. Hybrid workforce models have now been embraced by most of our teams, as they offer flexibility within our workforce and enable the Company to attract more geographically diverse talent.

Brown & Brown's top priority is the total well-being of our teammates, which means physical, emotional, social and financial health and wellness. We know that healthy teammates provide better support to their families, their communities and our customers, which results in our continued success as a Company. We encourage teammates to stay active, maintain a healthy work-life balance, volunteer in their local communities and prioritize their mental and physical health. This includes regular communication with teammates about the importance of physical, mental and financial wellness. In addition, our chief executive officer shares biweekly video updates to connect with our teammates and encourage the importance of health and well-being.

Our Company encourages individuals to engage in activities that promote good mental health and, when needed, to seek out help from friends, teammates, family and medical professionals.

Many of the services readily available to Brown & Brown teammates are bundled under the Company’s Teammate Assistance Program. These include no-cost, confidential support services such as access to mental health counselors, a 24/7 crisis hotline, coaching, wellness activities, a library of videos and webinars on demand and more. The Company provides a crisis hotline “Advocate for Me,” a service that provides one-on-one consultation with mental well-being case navigators, therapists and psychiatrists, alongside other programs.

In 2021, we announced the creation of a Mental Health Allies group, which consists of a group of teammate volunteers that are ready to serve as points of contact for our mental health resources, as well as a support system for our teammates. Mental Health Allies complete mental health first aid training offered by the National Council for Behavioral Health. These teammates are available to listen impartially and support teammates, while also raising awareness regarding the importance of mental health and wellness. Mental Health Allies are not diagnosticians or emergency providers, but rather conduits who may assist teammates find the appropriate resources in a time of need.

In addition, our new campus in Daytona Beach, Florida, completed in 2021, was designed with teammates in mind. Open floorplans encourage regular movement and interaction among our teammates, promoting a productive, collaborative work environment. Offices and workstations are equipped with ergonomic furniture and sit-stand desks, intentionally selected to support teammates' physical health. Many of our other offices are also embracing open floorplans as they enter into new leases or refresh their office space.

We continue to engage our team of employed health care professionals to provide critical and timely guidance on the physiological and psychological implications of COVID-19. We also provide access to public COVID-19 resources through our website portal to benefit individuals and businesses coping with challenges resulting from the pandemic.

To assist those who have found themselves in financial hardships, we provide discounted services and products through our Brown & Brown $avings Center to both teammates and the public.

Workplace Safety

Across all Brown & Brown locations, our goal is to provide a safe environment for teammates and office visitors. The Company has formal workplace safety guidelines that apply to our teammates and facilities, with some offices establishing even more specific procedures for conduct. These guidelines cover, among other things, hazardous and unsafe work areas and conditions, cellphone usage, travel, attire, communication protocols for closures and emergencies and our workers' compensation benefits.

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

In 2022, the Company had no work-related fatalities and 24 injuries or occupational diseases, as determined based on the number of claims made under our workers’ compensation policy, excluding claims that were closed and for which no payment was made.

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

Information About Our Executive Officers

Set forth below is certain information concerning our executive officers as of February 22, 2023. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman of the board	85
J. Powell Brown	President, chief executive officer	55
P. Barrett Brown	Executive vice president; president - Retail segment	50
Stephen M. Boyd	Executive vice president; president - Wholesale Brokerage segment	49
Julie L. Turpin	Executive vice president, chief people officer	52
K. Gray Nester II	Executive vice president, chief information officer	47
J. Scott Penny	Executive vice president; chief acquisitions officer	56
Chris L. Walker	Executive vice president; president - National Programs segment	65
R. Andrew Watts	Executive vice president; chief financial officer and treasurer	54

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

Julie L. Turpin. Ms. Turpin was appointed as an executive vice president in May 2021. She became our chief people officer and a senior vice president in March 2020. From August 2012 until March 2020, Ms. Turpin served in various roles at Brown & Brown Absence Service Group (formerly, The Advocator Group), one of our subsidiaries, from August 2012 until March 2020, including as its chief executive officer from January 2014 until March 2020, its chief operating officer from August 2013 until January 2014, and its vice president of operations from August 2012 until August 2013. Before joining Brown & Brown Absence Service Group in August 2012, Ms. Turpin served as the chief operating officer of GCG Risk Management Consultants LLC, an insurance brokerage firm she co-founded in Bannockburn, Illinois, from February 2009 until March 2012. She has previously held operational leadership positions with Marsh U.S.A., Inc., Forrest Company Realty, Inc., and NRG Energy, Inc.

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

R. Andrew Watts. Mr. Watts joined the Company as executive vice president and treasurer in February 2014, and was appointed chief financial officer effective March 4, 2014. Prior to joining the Company, he had served as global head of customer administration for Thomson Reuters since 2011, and from 2008 to 2011, he acted as chief financial officer for multiple segments within the Financial and Risk division of Thomson Reuters. Prior to 2001, Mr. Watts was the chief financial officer and co-founder of Textera, an internet startup company, and worked as a senior manager with PricewaterhouseCoopers for nine years. Mr. Watts earned a Public Accountancy (CPA) license from Illinois and holds a Bachelor of Science degree from Illinois State University. Mr. Watts has served on the board of directors of the Jacksonville branch of the Federal Reserve Bank of Atlanta since January 2023; as vice president and a director of the Brown Riverfront Esplanade Foundation, Inc., a not-for-profit corporation in Daytona Beach, Florida since September 2022; on the Florida Chamber Foundation Board of Trustees since March 2022; on the board of trustees of the Museum of Arts & Sciences, Inc., a not-for-profit corporation in Daytona Beach, Florida since January 2020; and as a director of New Planet Energy Development, LLC, a privately held green energy company, since June 2018. He was previously the chairman of the board for Surflight Theatre and the Make-A-Wish Foundation of New Jersey.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key employees were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key employees are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us. Similarly, if an employee joins us from a competitor and is subject to enforceable restrictive covenants, we may be delayed in optimizing the employee's potential.

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

Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. Acquisitions also involve a number of risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of employees; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.

A CYBERSECURITY ATTACK, OR ANY OTHER INTERRUPTION IN INFORMATION TECHNOLOGY AND/OR DATA SECURITY THAT MAY IMPACT OUR OPERATIONS OR THE OPERATIONS OF THIRD PARTIES THAT SUPPORT US, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND REPUTATION.

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

WE HAVE OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS OR REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

We have substantial operations in the United Kingdom, as well as operations in Belgium, Bermuda, Canada, Cayman Islands, Ireland, Italy and Northern Ireland. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

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

SIGNIFICANT INFLATION COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Inflation can adversely affect us by increasing our costs, including salary costs. Significant inflation is often accompanied by higher interest rates. Any significant increases in inflation, such as the wage inflation experienced during the fiscal year ended December 31, 2022, and interest rates could have an adverse effect on our business, results of operations and financial condition.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN LOSS OF CAPACITY TO WRITE BUSINESS, ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE OR A MATERIAL DECREASE IN OUR COMMISSIONS.

For the year ended December 31, 2022, 2021, and 2020, no more than 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should any insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.

THE OCCURRENCE OF NATURAL DISASTERS COULD RESULT IN DECLINES IN PROFIT-SHARING CONTINGENT COMMISSIONS OR REDUCED INSURER CAPACITY, AND MAY ALSO SUBJECT OUR CAPITALIZED CAPTIVE INSURANCE FACILITIES TO CLAIMS EXPENSES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, extreme weather or other climate events. The occurrence of any of these events may cause a decrease to our profit-sharing contingent commissions, which are special revenue-sharing commissions paid by insurance companies based primarily upon the profitability placed with such companies generally during the prior year. The occurrence of natural disasters could also result in reduced underwriting capacity by insurance carriers, making it more difficult for us to place business. If access to underwriting markets for certain lines of coverage becomes unavailable or difficult due to the impact of natural disasters, this may have a negative impact on our customers’ access to coverage, which could in turn reduce our ability to place certain lines of coverage and negatively impact our business. Natural disasters may also subject our insurance company subsidiary operations, including the capitalized captive insurance facilities in which we participate, to claims expenses.

BECAUSE A SIGNIFICANT PORTION OF OUR BUSINESSES ARE CONCENTRATED IN FLORIDA, CALIFORNIA, MASSACHUSETTS, GEORGIA, NEW YORK, AND MICHIGAN, AS WELL AS IN THE UNITED KINGDOM, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE JURISDICTIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our businesses are concentrated in Florida, California, Massachusetts, Georgia, Michigan, and New York, where for the year ended December 31, 2022, we derived approximately 19%, 9%, 9%, 7%, 6%, and 6% of our annual revenue, respectively. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business in the U.S. is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry.

We also derived approximately 4.7% of our annual revenue from our businesses located in the United Kingdom. The insurance business in the United Kingdom is regulated at the national level by the Financial Conduct Authority, which may enact laws or otherwise act in ways that adversely affect the insurance industry or our ability to continue acquiring businesses in the United Kingdom.

Because our business is concentrated in the jurisdictions identified above, we face greater exposure to unfavorable changes in regulatory conditions in those jurisdictions than insurance intermediaries whose operations are more diversified through a greater number of states and/or countries. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these jurisdictions could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 55 offices and our headquarters, as well as in Texas, where we have 21 offices), earthquakes (including in California, where we have 28 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or human-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESS, AND IF WE CANNOT MAINTAIN THIS CULTURE, OR IF WE EXPERIENCE A SIGNIFICANT CHANGE IN MANAGEMENT, MANAGEMENT PHILOSOPHY, OR BUSINESS STRATEGY, OUR BUSINESS MAY BE HARMED.

We believe that a significant contributor to our success has been our corporate culture as a lean, highly competitive, decentralized growth and profit-oriented sales and service organization. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and/or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent employees who are willing to embrace our culture. Remote and hybrid work arrangements as a result of the COVID-19 pandemic may also negatively impact our ability to maintain our culture. In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a significant change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our decentralized sales and service operating model, which could negatively impact our future success.

WE ARE SUBJECT TO LIMITED UNDERWRITING RISK THROUGH OUR PARTICIPATION IN CAPITALIZED CAPTIVE INSURANCE FACILITIES, WHICH MAY SUBJECT US TO LIMITED CLAIMS EXPENSES

From time to time, the Company participates in capitalized captive insurance facilities for the purpose of facilitating additional underwriting capacity for our customers and to participate in underwriting results. While the Company’s underwriting risk through its participation in these facilities is limited, we may be subject to claims expenses associated with catastrophic weather events, such as those in the third quarter of 2022 associated with Hurricane Ian. Our results of operations may be negatively impacted if any of the facilities incur claims expenses.

Our F&I businesses may be negatively impacted by a slowdown in vehicles sales in the united states or by regulatory changes, including tax-related changes, affecting the sale of f&I products by vehicle dealers

Our F&I businesses earn commissions and fees from the sale of non-insurance warranty services and products by vehicle dealers. For the year ended December 31, 2022, we derived less than 10% of our annual total revenues from our F&I businesses. If there were a slowdown in vehicle sales in the United States or regulatory changes, including tax-related changes, affecting the sale of non-insurance warranty services and products by vehicle dealers, our F&I businesses may be negatively impacted, which may impact our results of operation.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls over financial reporting and procedures will prevent all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of a control.

There can be no assurance that the design of any of our systems of controls will succeed in achieving its stated goals under all potential future conditions.

CERTAIN OF OUR SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2022, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.5% of our outstanding common stock, of which J. Hyatt Brown, our chairman of the board, and his sons, J. Powell Brown, our president and chief executive officer, and P. Barrett Brown, our executive vice president and the president of our Retail segment, beneficially owned approximately 15.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (i) the election of our board of directors, (ii) the approval or disapproval of any other matters requiring shareholder approval and (iii) our affairs and policies.

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

These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

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

THE RISK OF NON-COMPLIANCE WITH NON-U.S. LAWS, REGULATIONS AND POLICIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION OR STRATEGIC OBJECTIVES.

In 2022, the Company acquired GRP (Jersey) Holdco Limited and its business and the general insurance operating companies of BdB Limited companies (the “Acquisitions”). The Acquisitions introduce us to several new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which did not previously apply to us. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws and data privacy requirements. We will be subject to the risk that we, our employees and our agents may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS WITH INSURANCE CARRIERS ARE SUBJECT TO UNCERTAINTY DUE TO POTENTIAL CHANGES IN REGULATIONS.

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

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in each of the 50 states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and such reexamination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and other governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations, new or enhanced reporting, diligence or disclosure rules that may negatively affect us and our customers and could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

INCREASING SCRUTINY AND CHANGING EXPECTATIONS FROM INVESTORS AND CUSTOMERS WITH RESPECT TO OUR ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES MAY IMPOSE ADDITIONAL COSTS ON US OR EXPOSE US TO REPUTATIONAL OR OTHER RISKS.

There is increased focus, including from governmental organizations, investors and customers, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately address any one or more of these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and others to do business with us.

Some investors have increased their emphasis on the ESG practices of companies across all industries, including with respect to climate and human capital management. Certain investors have developed their own ESG ratings while others use third-party benchmarks or scores to measure a company’s ESG practices and make investment decisions or otherwise engage with the company to influence its practices in these areas. Additionally, our customers may evaluate our ESG practices and/or request that we adopt certain ESG policies in order to work with us. Also, organizations that provide ratings information to certain investors on ESG matters may assign unfavorable ratings to the Company, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on our stock price and our costs of capital.

New government regulations could also result in new or more stringent forms of ESG oversight and new mandatory and voluntary reporting, diligence and disclosure. Our failure to meet expectations, whether the expectations are set by us or by investors or other stakeholders, or to any other failure to make progress in this area on a timely basis, or at all, may negatively impact our reputation and our business.

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

At December 31, 2022, we believe we were in compliance with the financial covenants and other limitations contained in each of the credit agreements that govern out debt. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

The failure of any lender under our revolving credit facility (which matures in 2026) (the "Revolving Credit Facility") could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

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

As of December 31, 2022, the Company’s primary exposures are debt instruments referencing LIBOR-based rates, which include the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) term loan balance of $234.4 million outstanding and matures in October 2026, as well as the term loan credit agreement (the “Term Loan Credit Agreement”) which had an outstanding balance of $210.0 million and matures in December 2023. As such, any potential effect of any such event on our cost of capital, interest rate exposure and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The Company entered into the Second Amended and Restated Credit Agreement in October 2021, which includes provisions regarding the transition from LIBOR to SOFR. The new benchmark for our USD borrowings will be SOFR, in which the Company is taking active measures to transition and replace LIBOR. The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Risks Related to Our Industry

CHANGES IN CURRENT U.S. OR GLOBAL ECONOMIC CONDITIONS, INCLUDING AN EXTENDED SLOWDOWN IN THE MARKETS IN WHICH WE OPERATE, MAY ADVERSELY AFFECT OUR BUSINESS.

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

Over the last three years our profit-sharing contingent commissions generally have been in the range of 3.0% to 3.5% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we estimate the amount of profit-sharing contingent commissions we have earned for policies we have bound and are effective. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2022 fiscal year, we have $6.7 billion of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2022 and determined that the fair value of goodwill exceeded the carrying value of each reporting unit. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis before the next annual goodwill impairment test. If determined that a future write-down of our goodwill is necessary, the appropriate adjustment would be recorded which could result in material charges that are adverse to our operating results and financial position.

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

There have been no impairments recorded to either goodwill or amortizable intangibles for the years ended December 31, 2022, 2021 and 2020.

THE COVID-19 PANDEMIC, AS WELL AS FUTURE PANDEMICS, EPIDEMICS OR OUTBREAKS OF INFECTIOUS DISEASE, AND THE RESULTING GOVERNMENTAL AND SOCIETAL RESPONSES MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, LIQUIDITY, CUSTOMERS, INSURANCE CARRIERS AND THIRD PARTIES.

The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, which could further adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, if COVID-19 creates disruptions or turmoil in the credit or financial markets in the future, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

We cannot predict the impact that COVID-19, or future pandemics, epidemics or outbreaks of infectious disease, will have in the future on our customers, insurance carriers, suppliers and other third-party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Even after a pandemic, epidemic or outbreak of infectious disease has subsided, we may experience materially adverse impacts to our business as a result of the global economic impact of these events. Further, these events may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks to our operations.

These and other disruptions related to pandemics, epidemics or outbreaks of infectious disease could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, the potential effects pandemics, epidemics or outbreaks of infectious disease also could impact and, in some cases, magnify many of our risk factors described in this Annual Report on Form 10-K. Additionally, any potential effects of pandemics, epidemics or outbreaks of infectious disease may lag behind the developments related to such events.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our executive offices, which are located at 300 North Beach Street, Daytona Beach, Florida 32114, as well as certain other office buildings in the Daytona Beach area. We lease offices at each of our other 492 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized, taking into consideration the post-pandemic adoption of a remote and hybrid workforce. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved which could be impacted by certain of our employees working remotely from our offices. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 15 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 23, 2023, there were 284,294,500 shares of our common stock outstanding, held by approximately 1,804 shareholders of record.

Sales of Unregistered Securities

During 2022, the Company issued 252,802 shares of the Company's common stock to the owners of the businesses acquired in connection with the acquisition of GRP. The issuances were made in reliance upon the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.

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

During 2022, the Company repurchased 1,164,009 shares at an average price of $63.62 for a total cost of $74.1 million under the current share repurchase authorization. At December 31, 2022, the remaining amount authorized by our board of directors for share repurchases was $249.6 million. Under the authorized repurchase programs, the Company has repurchased approximately 19.7 million shares for an aggregate cost of approximately $748.0 million between 2014 and 2022.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2022.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 to October 31, 2022	12	$62.89	—	$249.6
November 1, 2022 to November 30, 2022	548	56.31	—	249.6
December 1, 2022 to December 31, 2022	—	—	—	249.6
Total	560	$56.45	—	$249.6

(1)
Of the shares reported in this column, no shares were purchased in open market transactions and all shares reported in this column are attributable to shares withheld for taxes in connection with the vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

Performance Graph

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the S&P 500 Composite Index, the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). In previous years, we compared our cumulative total shareholder return with the NYSE Composite Index. We have replaced the NYSE Composite Index with the S&P 500 Composite Index as required by SEC rules. In this transition year, the stock performance graph below includes the comparative performance of the new index and the previously reported index. The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2017 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100.00 investment on December 31, 2017, with all dividends reinvested.

	12/17	12/18	12/19	12/20	12/21	12/22
Brown & Brown, Inc.	100.00	108.29	156.66	189.64	283.14	231.09
S&P 500 Composite	100.00	95.61	125.70	148.81	191.48	156.77
NYSE Composite	100.00	91.21	114.70	122.83	148.42	134.76
Peer Group	100.00	106.73	149.32	164.77	233.57	238.65

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

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in capitalized captive insurance facilities (the "Captives") for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These Captives give us another way to deliver incremental revenue growth and continue to participate in underwriting results while limiting exposure to claims expenses. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captives limit the Company's exposure to claims expenses either through reinsurance or by only participating in certain tranches of the underwriting.

We have increased revenues every year from 1993 to 2022, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $3.6 billion in 2022, reflecting a compound annual growth rate of 13.3%. In the same 29-year period, we increased net income from $8.1 million to $671.8 million in 2022, a 16.5% compound annual growth rate.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic or a reduction of purchased limits the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase the value of insurable exposure units, or a general decline in economic activity, could decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on net new business and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Fee revenues primarily relate to services other than securing coverage for our customers, and to a lesser extent as fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Services segment, which is primarily a fee-based business that provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (iii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 25.8% in 2022 and 27.4% in 2021.

For the year ended December 31, 2022, our commissions and fees growth rate was 16.9% and our consolidated Organic Revenue growth rate was 8.1%.

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

Income before income taxes for the year ended December 31, 2022 increased by $113.3 million, or 14.9% over 2021, driven by new business and growth from existing customers, acquisitions we completed in the last twelve months and the year-over-year change in estimated acquisition earn-out payables, which were partially offset by incremental operating costs, increased amortization expense as a result of our recent acquisitions along with increased interest expense associated with higher average debt balances from debt issued and bank financing in the first quarter of 2022 to fund the acquisitions of GRP (Jersey) Holdco Limited and its businesses ("GRP"), Orchid Underwriters Agency and CrossCover Insurance Services ("Orchid") and BdB Limited companies ("BdB") as well as increases in the floating-rate benchmark used on our adjustable rate debt and the net change in any gain or loss associated with the sales of businesses or books of business.

Information Regarding Non-GAAP Financial Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of the SEC rules: Total Revenues - Adjusted, Organic Revenue, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community and because we believe it provides additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability and that we believe are not indicative of ongoing performance. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operations - Segment Information.”

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our four segments, because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year. We also view Total Revenues - Adjusted, EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue and EBITDAC Margin as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Beginning January 1, 2022, we include guaranteed supplemental commissions ("GSCs") as part of core commissions and fees and, therefore, GSCs are a component of Organic Revenue. All current and prior periods contained within this Annual Report on Form 10-K have been adjusted for this treatment. GSCs are a stable source of revenue that are highly correlated to core commissions, so isolating them separately provided no meaningful incremental value in evaluating our revenue.

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

We are presenting EBITDAC - Adjusted and EBITDAC Margin - Adjusted for the current and prior year periods contained within this Annual Report on Form 10-K so these non-GAAP financial measures compare both periods on the same basis.

Non-GAAP Revenue Measures

•
Total Revenues - Adjusted is our total revenues, excluding the period-over-period impact of Foreign Currency Translation.
•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first twelve months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) the period-over-period impact of Foreign Currency Translation. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth.

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
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by Total Revenues - Adjusted.

Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments and, therefore, comparability may be limited. This supplemental non-GAAP financial information should be considered in addition to, and not in lieu of, the Company's Consolidated Financial Statements.

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2022, we acquired 610 insurance intermediary operations.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas is subject to uncertainty because it requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.

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

To a much lesser extent, the Company earned revenues starting in 2022 in the form of net retained earned premiums in connection with the Captives. These premiums are reported net of the ceded premiums for reinsurance and recognized evenly over the associated policy periods.

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

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment, measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based upon an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or as a result of the qualitative assessment, it is not determined that the fair value of the reporting unit more likely than not exceeds the carrying amount, the Company will calculate the fair value of the reporting unit for comparison against the carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of EBITDAC, or on a discounted cash flow basis.

Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2022 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2022 and 2021.

Non-Cash Stock-Based Compensation

We grant non-vested stock awards to our employees, with the related compensation expense recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards, subject to any performance modification. During the performance measurement period, we review the probable outcome of the performance conditions associated with our performance awards and adjust the expense recognition accruals with the expected performance outcome.

During the first quarter of 2021, the performance conditions for approximately 1.2 million shares of the Company’s common stock granted under the Company’s 2010 SIP and approximately 22,000 shares of the Company’s common stock granted under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to the performance-based grants issued in 2018 and 2020. These grants had a performance measurement period that concluded on December 31, 2020. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2018 grant date and four years from the 2020 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges. The awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

During the first quarter of 2022, the performance conditions for approximately 1.3 million shares of the Company’s common stock granted under the Company’s 2010 SIP and approximately 22,000 shares of the Company’s common stock granted under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to the performance-based grants issued in 2019 and 2021. These grants had a performance measurement period that concluded on December 31, 2021. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2019 grant date and four years from the 2021 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges. The awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

During the first quarter of 2023, the performance conditions for approximately 970,000 shares of the Company’s common stock granted under the under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to the performance-based grants issued in 2020 and 2022. These grants had a performance measurement period that concluded on December 31, 2022. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2020 grant date and four years from the 2022 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges. The awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020, please see Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2022.

Financial information relating to our Consolidated Financial Results is as follows:

(in millions, except percentages)	2022	% Change	2021
REVENUES
Core commissions and fees	$3,474.5	17.2%	$2,965.3
Profit-sharing contingent commissions	88.7	7.9%	82.2
Investment income	6.5	NMF	1.1
Other income, net	3.7	32.1%	2.8
Total revenues	3,573.4	17.1%	3,051.4
EXPENSES
Employee compensation and benefits	1,816.9	11.0%	1,636.9
Other operating expenses	596.8	48.1%	403.0
(Gain)/loss on disposal	(4.5)	(53.1)%	(9.6)
Amortization	146.6	22.6%	119.6
Depreciation	39.2	17.7%	33.3
Interest	141.2	117.2%	65.0
Change in estimated acquisition earn-out payables	(38.9)	(196.3)%	40.4
Total expenses	2,697.3	17.9%	2,288.6
Income before income taxes	876.1	14.9%	762.8
Income taxes	204.3	16.3%	175.7
NET INCOME	$671.8	14.4%	$587.1
Income Before Income Taxes Margin (1)	24.5%		25.0%
EBITDAC - Adjusted (2)	$1,170.9	15.9%	$1,010.1
EBITDAC Margin - Adjusted (2)	32.8%		33.2%
Organic Revenue growth rate (2)	8.1%		10.4%
Employee compensation and benefits relative to total revenues	50.8%		53.6%
Other operating expenses relative to total revenues	16.7%		13.2%
Capital expenditures	$52.6	16.9%	$45.0
Total assets at December 31	$13,973.5	42.7%	$9,795.4

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions for 2022, increased $515.7 million to $3,563.2 million, or 16.9% over 2021. Core commissions and fees in 2022 increased $509.2 million, composed of (i) $239.9 million of net new and renewal business, which reflects an Organic Revenue growth rate of 8.1%; (ii) $288.6 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $4.5 million; and (iv) an offsetting decrease of $14.8 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions for 2022 increased by $6.5 million, or 7.9%, compared to the same period in 2021. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions in 2022 that we did not qualify for in the prior year, partially offset by reduced profit-sharing contingent commissions relating to the impacts from the estimated insured property losses associated with Hurricane Ian.

Investment Income

Investment income for 2022 was $6.5 million, compared with $1.1 million in 2021. The increase was primarily driven by higher average interest rates compared to 2021.

Other Income, Net

Other income for 2022 was $3.7 million, compared with $2.8 million in 2021.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 50.8% for the year ended December 31, 2022 as compared to 53.6% for the year ended December 31, 2021, and increased 11.0%, or $180.0 million. This increase included $128.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2021. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2022 and 2021 increased by $51.4 million or 3.2%. This underlying employee compensation and benefits expense increase was primarily related to: (i) increased claims associated with our self-insured employee health plan; (ii) an increase in salaries attributable to inflation; (iii) an increase in producer compensation associated with revenue growth; partially offset by (iv) the year-over-year decrease of approximately $36.6 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, which was substantially offset within other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 16.7% of total revenues for 2022 as compared to 13.2% for the year ended December 31, 2021. Other operating expenses for 2022 increased $193.8 million, or 48.1%, from the same period of 2021. The net increase included: (i) $73.7 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2021; (ii) increased variable costs with travel and entertainment being the largest driver; (iii) acquisition and integration costs associated with the acquisitions of Orchid, GRP, and BdB, and; (iv) the year-over-year increase of approximately $36.6 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above.

Gain or Loss on Disposal

The Company recognized net gains on disposals of $4.5 million in 2022 and $9.6 million in 2021. The gains on disposal were due to activity associated with sales of businesses or book of business. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for 2022 increased $27.0 million to $146.6 million, or 22.6% over 2021. This increase reflects the amortization of new intangibles from businesses acquired within the past twelve months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for 2022 increased $5.9 million to $39.2 million, or 17.7% over 2021. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, net additions of fixed assets resulting from businesses acquired in the past twelve months, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for 2022 increased $76.2 million to $141.2 million, or 117.2%, from 2021. The increase is due to higher average debt balances resulting from debt issuance and bank financing in the first quarter of 2022 to fund the acquisitions of Orchid, GRP, and BdB, as well as increases in the floating rate benchmark used on our adjustable-rate debt.

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

The net charge or credit to the Consolidated Statements of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2022, the fair values of the estimated acquisition earn-out payables were reevaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Change in fair value of estimated acquisition earn-out payables	$(45.9)	$34.2
Interest expense accretion	7.0	6.2
Net change in earnings from estimated acquisition earn-out payables	$(38.9)	$40.4

For the years ended December 31, 2022 and 2021, the fair value of estimated earn-out payables was reevaluated and decreased by $45.9 million for 2022 and increased by $34.2 million for 2021, which are credits and charges respectively, exclusive of interest expense accretion, to the Consolidated Statements of Income for 2022 and 2021.

As of December 31, 2022, the estimated acquisition earn-out payables equaled $251.6 million, of which $119.3 million was recorded as accounts payable and $132.3 million was recorded as other non-current liabilities. As of December 31, 2021, the estimated acquisition earn-out payables equaled $291.0 million, of which $78.4 million was recorded as accounts payable and $212.6 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations was 23.3% in 2022 and 23.0% in 2021.

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

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2022 are as follows:

2022	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$2,080.4	$1,764.9	$858.1	$701.1	$452.8	$402.6	$171.9	$178.9	$3,563.2	$3,047.5
Total change	$315.5		$157.0		$50.2		$(7.0)		$515.7
Total growth %	17.9%		22.4%		12.5%		(3.9)%		16.9%
Profit-sharing contingent commissions	(48.8)	(38.9)	(27.6)	(35.3)	(12.3)	(8.0)	—	—	(88.7)	(82.2)
Core commissions and fees	$2,031.6	$1,726.0	$830.5	$665.8	$440.5	$394.6	$171.9	$178.9	$3,474.5	$2,965.3
Acquisitions	(205.1)	—	(64.9)	—	(18.6)	—	—	—	(288.6)	—
Dispositions	—	(7.2)	—	(3.3)	—	(2.4)	—	(1.9)	—	(14.8)
Foreign currency translation	—	(3.9)	—	(0.6)	—	—	—	—	—	(4.5)
Organic Revenue(2)	$1,826.5	$1,714.9	$765.6	$661.9	$421.9	$392.2	$171.9	$177.0	$3,185.9	$2,946.0
Organic Revenue growth(2)	$111.6		$103.7		$29.7		$(5.1)		$239.9
Organic Revenue growth rate(2)	6.5%		15.7%		7.6%		(2.9)%		8.1%

(1)
The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information table in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2021, by segment, are as follows:

2021	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$1,764.9	$1,470.1	$701.1	$609.8	$402.6	$352.2	$178.9	$174.0	$3,047.5	$2,606.1
Total change	$294.8		$91.3		$50.4		$4.9		$441.4
Total growth %	20.1%		15.0%		14.3%		2.8%		16.9%
Profit-sharing contingent commissions	(38.9)	(35.8)	(35.3)	(27.3)	(8.0)	(7.9)	—	—	(82.2)	(71.0)
Core commissions and fees	$1,726.0	$1,434.3	$665.8	$582.5	$394.6	$344.3	$178.9	$174.0	$2,965.3	$2,535.1
Acquisitions	(139.0)	—	(8.2)	—	(23.0)	—	—	—	(170.2)	—
Dispositions	—	(4.4)	—	(0.5)	—	—	—	(0.4)	—	(5.3)
Foreign currency translation	—	—	—	1.2	—	—	—	—	—	1.2
Organic Revenue(2)	$1,587.0	$1,429.9	$657.6	$583.2	$371.6	$344.3	$178.9	$173.6	$2,795.1	$2,531.0
Organic Revenue growth(2)	$157.1		$74.4		$27.3		$5.3		$264.1
Organic Revenue growth rate(2)	11.0%		12.8%		7.9%		3.1%		10.4%

(1)
The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information table in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, including by segment, for the year ended December 31, 2022, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4
Total Revenues - Adjusted(2)	2,084.3	859.5	453.4	171.9	4.3	3,573.4
Income before income taxes	466.7	271.1	117.7	24.1	(3.5)	876.1
Income Before Income Taxes Margin(1)	22.4%	31.5%	26.0%	14.0%	NMF	24.5%
Amortization	96.7	35.4	9.4	5.1	—	146.6
Depreciation	12.8	15.3	2.7	1.6	6.8	39.2
Interest	94.3	33.0	12.9	2.1	(1.1)	141.2
Change in estimated acquisition earn-out payables	(26.3)	(10.9)	(1.7)	—	—	(38.9)
EBITDAC(2)	$644.2	$343.9	$141.0	$32.9	$2.2	$1,164.2
EBITDAC Margin(2)	30.9%	40.0%	31.1%	19.1%	NMF	32.6%
(Gain)/loss on disposal	(8.4)	0.8	3.1	—	—	(4.5)
Acquisition/Integration Costs	7.6	0.5	1.5	—	1.6	11.2
EBITDAC - Adjusted(2)	$643.4	$345.2	$145.6	$32.9	$3.8	$1,170.9
EBITDAC Margin - Adjusted(2)	30.9%	40.2%	32.1%	19.1%	NMF	32.8%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure. Current year not adjusted for foreign currency translation as the prior year is converted at current year rates.

NMF = Not a meaningful figure

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, including by segment, for the year ended December 31, 2021, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$1,767.9	$701.9	$403.4	$178.9	$(0.7)	$3,051.4
Foreign Currency Translation	(4.1)	(0.7)	—	—	—	(4.8)
Total Revenues - Adjusted(2)	1,763.8	701.2	403.4	178.9	(0.7)	3,046.6
Income before income taxes	334.4	242.3	94.8	28.3	63.0	762.8
Income Before Income Taxes Margin(1)	18.9%	34.5%	23.5%	15.8%	NMF	25.0%
Amortization	77.8	27.4	9.1	5.3	—	119.6
Depreciation	11.2	9.8	2.6	1.5	8.2	33.3
Interest	91.4	11.4	16.0	2.9	(56.7)	65.0
Change in estimated acquisition earn-out payables	40.8	(7.7)	7.3	—	—	40.4
EBITDAC(2)	$555.6	$283.2	$129.8	$38.0	$14.5	$1,021.1
'EBITDAC Margin(2)	31.4%	40.3%	32.2%	21.2%	NMF	33.5%
(Gain)/loss on disposal	(5.1)	(4.5)	—	—	—	(9.6)
Acquisition/Integration Costs	—	—	—	—	—	—
Foreign Currency Translation	(1.0)	(0.4)	—	—	—	(1.4)
EBITDAC - Adjusted(2)	$549.5	$278.3	$129.8	$38.0	$14.5	$1,010.1
EBITDAC Margin - Adjusted(2)	31.2%	39.7%	32.2%	21.2%	NMF	33.2%

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

Financial information relating to our Retail segment for the twelve months ended December 31, 2022 and 2021 is as follows:

(in millions, except percentages)	2022	% Change	2021
REVENUES
Core commissions and fees	$2,032.8	17.7%	$1,727.7
Profit-sharing contingent commissions	48.8	25.4%	38.9
Investment income	0.1	(66.7)%	0.3
Other income, net	2.6	160.0%	1.0
Total revenues	2,084.3	17.9%	1,767.9
EXPENSES
Employee compensation and benefits	1,093.0	15.1%	949.3
Other operating expenses	355.5	32.6%	268.1
(Gain)/loss on disposal	(8.4)	64.7%	(5.1)
Amortization	96.7	24.3%	77.8
Depreciation	12.8	14.3%	11.2
Interest	94.3	3.2%	91.4
Change in estimated acquisition earn-out payables	(26.3)	(164.5)%	40.8
Total expenses	1,617.6	12.8%	1,433.5
Income before income taxes	$466.7	39.6%	$334.4
Income Before Income Taxes Margin (1)	22.4%		18.9%
EBITDAC - Adjusted (2)	$643.4	17.1%	$549.5
EBITDAC Margin - Adjusted (2)	30.9%		31.2%
Organic Revenue growth rate (2)	6.5%		11.0%
Employee compensation and benefits relative to total revenues	52.4%		53.7%
Other operating expenses relative to total revenues	17.1%		15.2%
Capital expenditures	$18.6	129.6%	$8.1
Total assets at December 31	$7,458.6	48.0%	$5,040.7

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Retail segment’s total revenues in 2022 increased 17.9%, or $316.4 million, over 2021, to $2,084.3 million. The $305.1 million increase in core commissions and fees was driven by the following: (i) $111.6 million related to net new and renewal business; (ii) approximately $205.1 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $3.9 million; and (iv) an offsetting decrease of $7.2 million related to commissions and fees recorded in 2021 from businesses since divested. Profit-sharing contingent commissions in 2022 increased 25.4%, or $9.9 million, over 2021, to $48.8. The Retail segment’s growth rate for total commissions and fees was 17.8% and the Organic Revenue growth rate was 6.5% for 2022. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in employee benefits, commercial and condominium property, partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for 2022 increased 39.6%, or $132.3 million, over the same period in 2021, to $466.7 million. The primary factors driving this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC described below; (iii) amortization and depreciation growing faster than total revenues; and (iv) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for 2022 increased 17.1%, or $93.9 million, from the same period in 2022, to $643.4 million. EBITDAC Margin - Adjusted for 2022 decreased to 30.9% from 31.2% in the same period in 2021. EBITDAC Margin was impacted by increased variable operating expenses, which are largely travel and meeting related.

National Programs Segment

The National Programs segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. This segment also operates our write-your-own flood insurance carrier, WNFIC and participates in two Captives. WNFIC’s underwriting business consists of policies written under and fully ceded to the NFIP and excess flood and private flood policies which are fully reinsured in the private market. The Captives provide additional underwriting capacity and allow us to participate in underwriting results. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These Captives give us another way to continue to participate in underwriting results while limiting exposure to claims expenses. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captives limit the Company's exposure to claims expenses either through reinsurance or by participating in limited tranches of the underwriting risk.

The National Programs segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and Specialty Programs. Approximately 76.1% of the National Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our National Programs segment for the twelve months ended December 31, 2022 and 2021 is as follows:

(in millions, except percentages)	2022	% Change	2021
REVENUES
Core commissions and fees	$830.5	24.7%	$665.8
Profit-sharing contingent commissions	27.6	(21.8)%	35.3
Investment income	1.3	116.7%	0.6
Other income, net	0.1	(50.0)%	0.2
Total revenues	859.5	22.5%	701.9
EXPENSES
Employee compensation and benefits	318.7	8.1%	294.7
Other operating expenses	196.1	52.6%	128.5
(Gain)/loss on disposal	0.8	(117.8)%	(4.5)
Amortization	35.4	29.2%	27.4
Depreciation	15.3	56.1%	9.8
Interest	33.0	189.5%	11.4
Change in estimated acquisition earn-out payables	(10.9)	41.6%	(7.7)
Total expenses	588.4	28.0%	459.6
Income before income taxes	$271.1	11.9%	$242.3
Income Before Income Taxes Margin (1)	31.5%		34.5%
EBITDAC - Adjusted (2)	$345.2	24.0%	$278.3
EBITDAC Margin - Adjusted (2)	40.2%		39.7%
Organic Revenue growth rate (2)	15.7%		12.8%
Employee compensation and benefits relative to total revenues	37.1%		42.0%
Other operating expenses relative to total revenues	22.8%		18.3%
Capital expenditures	$20.2	49.6%	$13.5
Total assets at December 31	$4,467.8	51.8%	$2,943.0

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The National Programs segment’s total revenue for 2022 increased 22.5%, or $157.6 million, as compared to the same period in 2021, to $859.5 million. The $164.7 million increase in core commissions and fees revenue was driven by: (i) approximately $103.7 million of net new and renewal business; (ii) $64.9 million from acquisitions that had no comparable revenues in the same period of 2021; (iii) an offsetting decrease from the impact of foreign currency translation of $0.6 million; and (iv) an offsetting decrease of $3.3 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions in 2022 decreased 21.8%, or $7.7 million, from 2021, to $27.6 primarily relating to the impacts from the estimated insured property losses associated with Hurricane Ian. The National Programs segment’s growth rate for total commissions and fees was 22.4% and the Organic Revenue growth rate was 15.7% for 2022. The Organic Revenue growth was driven primarily by an increase in lender placed coverage, good new business and retention, exposure unit expansion and rate increases for many programs.

Income before income taxes for 2022 increased 11.9%, or $28.8 million, from the same period in 2021, to $271.1 million. Income before income taxes increased due to the drivers of EBITDAC described below. This was partially offset by an increase in intercompany interest expense and increased amortization expense associated with recent acquisitions.

EBITDAC - Adjusted for 2022 increased 24.0%, or $66.9 million, from the same period in 2021, to $345.2 million. EBITDAC Margin - Adjusted for 2022 increased to 40.2% from 39.7% in the prior year due to strong total revenue growth along with leverage our expense base.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 84.9% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the twelve months ended December 31, 2022 and 2021 is as follows:

(in millions, except percentages)	2022	% Change	2021
REVENUES
Core commissions and fees	$440.5	11.6%	$394.6
Profit-sharing contingent commissions	12.3	53.8%	8.0
Investment income	0.3	50.0%	0.2
Other income, net	0.3	(50.0)%	0.6
Total revenues	453.4	12.4%	403.4
EXPENSES
Employee compensation and benefits	239.3	12.5%	212.8
Other operating expenses	70.0	15.1%	60.8
(Gain)/loss on disposal	3.1	—	—
Amortization	9.4	3.3%	9.1
Depreciation	2.7	3.8%	2.6
Interest	12.9	(19.4)%	16.0
Change in estimated acquisition earn-out payables	(1.7)	(123.3)%	7.3
Total expenses	335.7	8.8%	308.6
Income before income taxes	$117.7	24.2%	$94.8
Income Before Income Taxes Margin (1)	26.0%		23.5%
EBITDAC - Adjusted (2)	$145.6	12.2%	$129.8
EBITDAC Margin - Adjusted (2)	32.1%		32.2%
Organic Revenue growth rate (2)	7.6%		7.9%
Employee compensation and benefits relative to total revenues	52.8%		52.7%
Other operating expenses relative to total revenues	15.4%		15.0%
Capital expenditures	$2.8	75.0%	$1.6
Total assets at December 31	$1,401.6	21.4%	$1,154.4

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for 2022 increased 12.4%, or $50.0 million, over 2021, to $453.4 million. The $45.9 million increase in core commissions and fees was driven by the following: (i) approximately $29.7 million of net new and renewal business; (ii) $18.6 million from acquisitions that had no comparable revenues in the same period of 2021; and (iii) an offsetting decrease of $2.4 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions for 2022 increased $4.3 million compared to 2021, to $12.3 million. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 12.5%, and the Organic Revenue growth rate was 7.6% for 2022. The Organic Revenue growth rate was driven by new business, good retention as well as rate increases for most lines of coverage, which was partially offset by shrinking capacity in the catastrophe exposed personal lines market.

Income before income taxes for 2022 increased 24.2%, or $22.9 million, over 2021, to $117.7 million, primarily due to the following: (i) the drivers of EBITDAC - Adjusted described below; (ii) decrease in the change in estimated acquisition earn-out payables; and (iii) lower intercompany interest expense; partially offset by (iv) acquisition/integration costs.

EBITDAC - Adjusted for 2022 increased 12.2%, or $15.8 million, from the same period in 2021, to $145.6 million. EBITDAC Margin for 2022 decreased to 32.1% from 32.2% in the same period in 2021. EBITDAC Margin - Adjusted decreased due to: (i) higher broker compensation; (ii) increased variable operating expenses, which are primarily travel and meeting related; partially offset by (iii) higher profit-sharing contingent commissions; and (iv) leveraging our expense base in connection with revenue growth.

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

Financial information relating to our Services segment for the twelve months ended December 31, 2022 and 2021 is as follows:

(in millions, except percentages)	2022	% Change	2021
REVENUES
Core commissions and fees	$171.9	(3.9)%	$178.9
Profit-sharing contingent commissions	—	—	—
Investment income	—	—	—
Other income, net	—	—	—
Total revenues	171.9	(3.9)%	178.9
EXPENSES
Employee compensation and benefits	90.6	1.0%	89.7
Other operating expenses	48.4	(5.5)%	51.2
(Gain)/loss on disposal	—	—	—
Amortization	5.1	(3.8)%	5.3
Depreciation	1.6	6.7%	1.5
Interest	2.1	(27.6)%	2.9
Change in estimated acquisition earn-out payables	—	—	—
Total expenses	147.8	(1.9)%	150.6
Income before income taxes	$24.1	(14.8)%	$28.3
Income Before Income Taxes Margin (1)	14.0%		15.8%
EBITDAC - Adjusted (2)	$32.9	(13.4)%	$38.0
EBITDAC Margin - Adjusted (2)	19.1%		21.2%
Organic Revenue growth rate (2)	(2.9)%		3.1%
Employee compensation and benefits relative to total revenues	52.7%		50.2%
Other operating expenses relative to total revenues	28.2%		28.6%
Capital expenditures	$1.0	(37.5)%	$1.6
Total assets at December 31	$295.0	(1.4)%	$299.2

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Services segment’s total revenues for 2022 decreased 3.9%, or $7.0 million, from 2021, to $171.9 million. The $7.0 million decrease in core commissions and fees, was driven by: (i) higher COVID-19 travel restricted claims in 2021; and (ii) a lack of weather-related claims coupled with reduced severity in 2022 and (iii) partially offset by new business resulting in Organic Revenue decreasing by 2.9% in 2022.

Income before income taxes for 2022 decreased 14.8%, or $4.2 million, from 2021, to $24.1 million due to the drivers of EBITDAC described below.

EBITDAC - Adjusted for 2022 decreased 13.4%, or $5.1 million, from the same period in 2021, to $32.9 million. EBITDAC Margin - Adjusted for 2022 decreased to 19.1% from 21.2% in the same period in 2021. The decrease in EBITDAC and EBITDAC Margin was driven primarily by lower revenues.

Other

As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of December 31, 2022 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement (the “Loan Agreement"), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders.

On March 31, 2022, the Company entered into a Loan Agreement which provided term loan capacity of $800.0 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1.9 billion of incremental borrowing capacity as of December 31, 2022.

Our cash and cash equivalents of $650.0 million at December 31, 2022 reflected a decrease of $43.3 million from the $693.2 million balance at December 31, 2021. During 2022, $881.4 million of cash was generated from operating activities, representing an increase of 9.0%. During this period, $1,927.7 million of cash was used for acquisitions, $106.3 million was used for acquisition earn-out payments, $52.6 million was used to purchase additional fixed assets, $119.5 million was used for payment of dividends, $74.1 million was used for share repurchases and $61.3 million was used to pay outstanding principal balances owed on long-term debt.

We hold approximately $225.4 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.

Our cash and cash equivalents of $693.2 million at December 31, 2021 reflected an increase of $37.0 million from the $656.2 million balance at December 31, 2020. During 2021, $808.8 million of cash was generated from operating activities, representing an increase of 13.4%. During this period, $366.8 million of cash was used for acquisitions, $83.6 million was used for acquisition earn-out payments, $45.0 million was used to purchase additional fixed assets, $107.2 million was used for payment of dividends, $82.6 million was used for share repurchases and $73.1 million was used to pay outstanding principal balances owed on long-term debt.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.09 and 1.25 for December 31, 2022 and December 31, 2021, respectively.

Contractual Cash Obligations

As of December 31, 2022, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,975.6	$250.6	$943.7	$531.3	$2,250.0
Other liabilities	149.5	8.4	15.4	11.2	114.5
Operating leases(1)	278.3	53.0	97.0	62.1	66.2
Interest obligations	1,572.4	179.7	286.5	208.8	897.4
Maximum future acquisition contingency payments(2)	542.8	181.1	355.5	6.2	—
Total contractual cash obligations(3)	$6,518.6	$672.8	$1,698.1	$819.6	$3,328.1

(1)
Includes $12.4 million of future lease commitments expected to commence in 2023.
(2)
Includes $251.6 million of current and non-current estimated earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Four of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2022, is $3.0 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $32.6 million of current liability for a dividend of $0.1150 per share approved by the board of directors on
January 18, 2023 and paid on February 15, 2023.

Debt

Total debt at December 31, 2022 was $3,942.1 million net of unamortized discount and debt issuance costs, which was an increase of $1,919.2 million compared to December 31, 2021. The increase includes: (i) the issuance of $1,200.0 million in aggregate principal amount of Senior Notes on March 17, 2022, exclusive of debt issuance costs and discounts applied to the principal; (ii) the drawdown of $350.0 million of the Revolving Credit Facility in conjunction with the acquisition payment for Orchid on March 31, 2022; (iii) the aggregate drawdown of $800.0 million under the Loan Agreement in connection with the funding of the acquisitions of GRP and BdB which occurred on various dates on or before the final draw on April 28, 2022; and (iv) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $3.8 million; offset by decreases due to: (i) the scheduled principal amortization balances related to our various existing floating-rate debt term notes in total of $61.3 million; (ii) added discounted debt balances related to the issuance of $600.0 million in aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million in aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”) of $10.4 million; (iii) debt issuance costs related to the Notes and the Loan Agreement of $13.0 million; and (iv) through December 31, 2022 the

Company repaying $350.0 million of debt related to the outstanding amount drawn under the Revolving Credit Facility under the Second Amended and Restated Credit Agreement.

During the twelve months ended December 31, 2022, the Company repaid $12.5 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $234.4 million as of December 31, 2022. The Company's next scheduled amortized principal payment is due March 31, 2023 and is equal to $3.1 million.

During the twelve months ended December 31, 2022, the Company repaid $30.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $210.0 million as of December 31, 2022. As of December 31, 2022, the total term loan balance of $210.0 million is presented under current portion of long-term debt as the agreement and underlying debt instruments are within one-year of maturity. The Company is evaluating options with regard to the loan's remaining balance, including retiring the balance at maturity or refinancing the balance or a portion thereof. The Company’s next scheduled amortized principal payment is due March 31, 2023 and is equal to $7.5 million.

During the twelve months ended December 31, 2022, the Company repaid $18.8 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled amortized principal payments. The Term A-2 Loans had an outstanding balance of $481.3 million as of December 31, 2022. The Company’s next scheduled amortized principal payment is due March 31, 2023 and is equal to $6.3 million.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes is payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to, but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its Revolving Credit Facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable under the GRP Acquisition Agreement and to pay fees and expenses associated with the foregoing. As of December 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022, the Company entered into the Loan Agreement with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date (the "Effective Date") until the date which is the first anniversary thereof. Once borrowed, Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. Once borrowed, Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. While outstanding, the undrawn Term Loan Commitments accrue a commitment fee of 0.15% beginning on the earlier of the initial funding of Term Loans under the Loan Agreement and the date that is 120 days from the Effective Date. Once drawn, Term A-1 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.125% or Base Rate plus 0.125% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage) and Term A-2 Loans will bear interest at the annual rate of Adjusted Term SOFR plus 1.25% or Base Rate plus 0.25% (subject to a pricing grid for changes in the Company’s credit rating and/or leverage). The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2022 the outstanding balance on the Loan Agreement was $781.3 million.

On March 31, 2022 the Company borrowed $350.0 million of available proceeds on the Revolving Credit Facility under the Second Amended and Restated Credit Agreement. The proceeds were used in conjunction with the funding of the Orchid acquisition along with funds from cash on hand. As of December 31, 2022 the outstanding loan balance was repaid.

Total debt at December 31, 2021 was $2,022.9 million net of unamortized discount and debt issuance costs, which was a decrease of $73.0 million compared to December 31, 2020. The decrease includes: (i) the repayment of the principal balance of $73.1 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (ii) an additional $2.7 million including debt issuance costs related to the Company's refinanced credit facility, the Second Amended and Restated Credit Agreement (as defined below), on October 27, 2021; offset by (iii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $2.8 million.

During the twelve months ended December 31, 2021, the Company repaid $30.0 million of principal related to the amended and restated credit agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2021, June 30, 2021, September 30, 2021 and on October 27, 2021 in conjunction with the closing of the Second Amended and Restated Credit Agreement, the Company repaid an additional $10.0 million of outstanding principal related to the term loan under the amended and restated credit agreement. On December 31, 2021, the Company repaid $3.1 million under the Second Amended and Restated Credit Agreement as part of a scheduled amortized principal payment/ The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $246.9 million as of December 31, 2021.

During the twelve months ended December 31, 2021, the Company repaid $30.0 million of principal related to the term loan credit agreement through quarterly scheduled amortized principal payments each equaling $7.5 million on March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021. The term loan credit agreement had an outstanding balance of $240.0 million as of December 31, 2021.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at December 31, 2022 and December 31, 2021, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2022, we had $781.2 million outstanding under the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”) and $444.4 million of borrowings outstanding under certain credit agreements tied to the overnight London Interbank Offered Rate (“LIBOR”). These aforementioned notes bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating-rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and twelve months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) has recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing the London interbank offered rate for dollars ("USD LIBOR") on a representative basis.

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

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar and euros. Based upon our foreign currency rate exposure as of December 31, 2022, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
REVENUES
Commissions and fees	$3,563.2	$3,047.5	$2,606.1
Investment income	6.5	1.1	2.8
Other income, net	3.7	2.8	4.5
Total revenues	3,573.4	3,051.4	2,613.4
EXPENSES
Employee compensation and benefits	1,816.9	1,636.9	1,436.4
Other operating expenses	596.8	403.0	366.0
(Gain)/loss on disposal	(4.5)	(9.6)	(2.4)
Amortization	146.6	119.6	108.5
Depreciation	39.2	33.3	26.3
Interest	141.2	65.0	59.0
Change in estimated acquisition earn-out payables	(38.9)	40.4	(4.5)
Total expenses	2,697.3	2,288.6	1,989.3
Income before income taxes	876.1	762.8	624.1
Income taxes	204.3	175.7	143.6
Net income	$671.8	$587.1	$480.5
Net income per share:
Basic	$2.38	$2.08	$1.70
Diluted	$2.37	$2.07	$1.69
Dividends declared per share	$0.42	$0.38	$0.35

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$671.8	$587.1	$480.5
Foreign currency translation	(137.5)	(9.3)	—
Unrealized loss on available-for-sale debt securities, net of tax	(1.5)	(0.1)	—
Comprehensive income	$532.8	$577.7	$480.5

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$650.0	$693.2
Fiduciary cash	1,383.2	777.0
Short-term investments	12.0	12.9
Commission, fees and other receivables	642.9	522.6
Fiduciary receivables	881.4	693.7
Reinsurance recoverable	831.0	63.1
Prepaid reinsurance premiums	393.2	392.2
Other current assets	202.3	175.6
Total current assets	4,996.0	3,330.3
Fixed assets, net	239.9	212.0
Operating lease assets	214.9	197.0
Goodwill	6,674.2	4,736.8
Amortizable intangible assets, net	1,595.2	1,081.5
Investments	22.4	31.0
Other assets	230.9	206.8
Total assets	$13,973.5	$9,795.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$2,264.6	$1,470.7
Losses and loss adjustment reserve	841.1	63.1
Unearned premiums	412.3	392.2
Accounts payable	286.5	242.7
Accrued expenses and other liabilities	541.5	456.2
Current portion of long-term debt	250.6	42.5
Total current liabilities	4,596.6	2,667.4
Long-term debt less unamortized discount and debt issuance costs	3,691.5	1,980.4
Operating lease liabilities	195.9	180.0
Deferred income taxes, net	584.0	386.8
Other liabilities	298.9	383.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 302.9 shares and outstanding 283.2 shares at 2022, issued 301.0 shares and outstanding 282.5 shares at 2021, respectively	30.3	30.1
Additional paid-in capital	919.7	849.4
Treasury stock, at cost at 19.7 shares at 2022 and 18.5 shares at 2021, respectively - in millions	(748.0)	(673.9)
Accumulated other comprehensive loss	(148.4)	(9.4)
Retained earnings	4,553.0	4,000.7
Total shareholders’ equity	4,606.6	4,196.9
Total liabilities and shareholders’ equity	$13,973.5	$9,795.4

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	281,655	$29.7	$716.0	$(536.2)	$-	$3,140.9	$3,350.4
Net Income						480.5	480.5
Net unrealized holding (loss) gain on available-for-sale securities			0.6				0.6
Shares issued - employee stock compensation plans
Employee stock purchase plan	962	0.1	38.0				38.1
Stock incentive plans	1,895	0.2	50.9				51.1
Agency acquisition	723	0.1	30.0				30.1
Directors	16		0.6				0.6
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1,013)	(0.1)	(41.2)				(41.3)
Purchase of treasury stock	(1,234)			(55.1)			(55.1)
Cash dividends paid ($0.35 per share)						(100.6)	(100.6)
Balance at December 31, 2020	283,004	30.0	794.9	(591.3)	—	3,520.8	3,754.4
Net Income						587.1	587.1
Net unrealized holding (loss) gain on available-for-sale securities			(0.5)		(0.1)		(0.6)
Foreign currency translation					(9.3)		(9.3)
Shares issued - employee stock compensation plans
Employee stock purchase plan	851	0.1	42.8				42.9
Stock incentive plans	1,313	0.1	51.1				51.2
Agency acquisition	184		9.9				9.9
Directors	17		0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1,061)	(0.1)	(49.7)				(49.8)
Purchase of treasury stock	(1,812)			(82.6)			(82.6)
Cash dividends paid ($0.38 per share)						(107.2)	(107.2)
Balance at December 31, 2021	282,496	30.1	849.4	(673.9)	(9.4)	4,000.7	4,196.9
Net Income						671.8	671.8
Net unrealized holding (loss) gain on available-for-sale securities					(1.5)		(1.5)
Foreign currency translation			1.0		(137.5)		(136.5)
Shares issued - employee stock compensation plans
Employee stock purchase plan	792	0.1	46.9				47.0
Stock incentive plans	1,588	0.2	55.5				55.7
Agency acquisition	253		14.7				14.7
Directors	15		0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(759)	(0.1)	(48.7)				(48.8)
Purchase of treasury stock	(1,164)			(74.1)			(74.1)
Cash dividends paid ($0.42 per share)						(119.5)	(119.5)
Balance at December 31, 2022	283,221	$30.3	$919.7	$(748.0)	$(148.4)	$4,553.0	$4,606.6

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$671.8	$587.1	$480.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	146.6	119.6	108.5
Depreciation	39.2	33.3	26.3
Non-cash stock-based compensation	66.1	61.0	59.7
Change in estimated acquisition earn-out payables	(38.9)	40.4	(4.5)
Deferred income taxes	42.8	33.6	16.0
Amortization of debt discount and disposal of deferred financing costs	3.8	2.8	2.3
Amortization (accretion) of discounts and premiums, investment	0.2	0.1	—
Net (gain)/loss on sales/disposals of investments, fixed assets and customer accounts	(3.6)	(7.1)	(0.8)
Payments on acquisition earn-outs in excess of original estimated payables	(30.1)	(21.1)	(4.5)
Effect of changes in foreign exchange rate changes	(0.6)	0.5	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(60.9)	(61.9)	(2.0)
Reinsurance recoverable (increase) decrease	(767.9)	(19.6)	15.0
Prepaid reinsurance premiums (increase) decrease	(1.0)	(14.6)	(11.6)
Other assets (increase) decrease	(17.6)	(53.7)	(42.7)
Losses and loss adjustment reserve increase (decrease)	777.8	19.6	(15.0)
Unearned premiums increase (decrease)	20.1	14.6	11.6
Accounts payable increase (decrease)	124.3	54.4	111.6
Accrued expenses and other liabilities increase (decrease)	37.0	66.9	34.7
Other liabilities increase (decrease)	(127.7)	(47.1)	(72.1)
Net cash provided by operating activities	881.4	808.8	713.0
Cash flows from investing activities:
Additions to fixed assets	(52.6)	(45.0)	(70.7)
Payments for businesses acquired, net of cash acquired	(1,927.7)	(366.8)	(694.8)
Proceeds from sales of fixed assets and customer accounts	60.4	16.6	9.6
Purchases of investments	(0.1)	(12.4)	(14.2)
Proceeds from sales of investments	7.4	10.8	11.0
Net cash used in investing activities	(1,912.6)	(396.8)	(759.1)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	96.2	133.7	8.7
Deferred acquisition purchase payment	(5.1)	—	—
Payments on acquisition earn-outs	(76.2)	(62.5)	(25.0)
Proceeds from long-term debt	2,000.0	—	700.0
Payments on long-term debt	(61.3)	(73.1)	(55.0)
Deferred debt issuance costs	(23.4)	(2.6)	(6.8)
Borrowings on revolving credit facility	350.0	—	250.0
Payments on revolving credit facilities	(350.0)	—	(350.0)
Issuances of common stock for employee stock benefit plans	37.6	34.0	30.1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(48.8)	(49.8)	(41.3)
Purchase of treasury stock	(74.1)	(82.6)	(55.1)
Cash dividends paid	(119.5)	(107.2)	(100.6)
Net cash provided by (used in) financing activities	1,725.4	(210.1)	355.0
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	(131.2)	(3.6)	—
Net increase in cash and cash equivalents inclusive of fiduciary cash	563.0	198.3	308.9
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	1,470.2	1,271.9	963.0

Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,033.2	$1,470.2	$1,271.9

See accompanying notes to Consolidated Financial Statements. Refer to Note 13 for reconciliations of cash and cash equivalents inclusive of fiduciary cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile and recreational vehicle dealer services (“F&I”) businesses. The National Programs segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded and excess flood and private flood policies which are fully reinsured in the private market. The Company also participates in two capitalized captive insurance facilities (the "Captives") for the purpose of facilitating additional underwriting capacity, generating incremental revenues and participating in underwriting results.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. These amendments, along with the amendments within ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" that extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. We are currently evaluating our contracts and the available expedients provided by the new standard; however, the Company can assert there is no impact to any carrying value of assets or liabilities aside from our floating-rate debt instruments that are indexed to LIBOR and are carried at amortized cost. Any further impact of adoption will be in determining the new periodic floating interest rate indexed to our floating-rate debt instruments with no impact on the balance sheet upon adoption.

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

Revenue Recognition

The Company earns commissions paid by insurance carriers for the binding of insurance coverage. Commissions are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. The Company earns fee revenue by receiving negotiated fees in lieu of a commission and from services other than securing insurance coverage. Fee revenues from certain agreements are recognized depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. In situations where multiple performance obligations exist within a fee contract, in some instances the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation. Other supplemental commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties. Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions. Profit-sharing contingent commissions and other supplemental commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions based on the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. Guaranteed supplemental commissions, a form of variable consideration within other supplemental commissions, represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

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

Fiduciary Cash, Commissions, Fees and Other Receivables, Fiduciary Receivables, and Fiduciary Liabilities

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

December 31, 2021
(in millions)	As reported	Change in presentation	As revised
Cash and cash equivalents	$887.0	$(193.8)	$693.2
Restricted cash and investments	583.2	(583.2)	—
Fiduciary cash	—	777.0	777.0
Total	1,470.2	—	1,470.2

Premiums, commissions and fees receivables	1,216.3	(1,216.3)	—
Commissions, fees and other receivables	—	522.6	522.6
Fiduciary receivables	—	693.7	693.7
Total	1,216.3	—	1,216.3

Premium payable to insurance companies	1,384.6	(1,384.6)	—
Premium deposits and credits due customers	122.4	(122.4)	—
Accounts payable	206.4	36.3	242.7
Fiduciary liabilities	—	1,470.7	1,470.7
Total	$1,713.4	$—	$1,713.4

For the year ended December 31, 2021
(in millions)	As reported	Change in presentation	As revised
Cash flows from operating activities:
Premiums, commissions and fees receivable (1)	$(72.8)	$10.9	$(61.9)
Premiums payable to insurance companies	128.0	(128.0)	—
Premium deposits and credits due customers	19.6	(19.6)	—
Accounts payable	51.4	3.0	54.4

Cash flows from financing activities:
Fiduciary receivables and liabilities, net	—	133.7	133.7
Total represented changes in cash flows	$126.2	$—	$126.2
(1)
The caption of "Premiums, commissions and fees receivable" is now shown as "Commissions, fees and other receivables" in the Consolidated Statements of Cash Flows.

For the year ended December 31, 2020
(in millions)	As reported	Change in presentation	As revised
Cash flows from operating activities:
Premiums, commissions and fees receivable (1)	$(135.4)	$133.4	$(2.0)
Premiums payable to insurance companies	158.8	(158.8)	—
Premium deposits and credits due customers	(12.9)	12.9	—
Accounts payable	107.8	3.8	111.6

Cash flows from financing activities:
Fiduciary receivables and liabilities, net	—	8.7	8.7
Total represented changes in cash flows	$118.3	$—	$118.3
(1)
The caption of "Premiums, commissions and fees receivable" is now shown as "Commissions, fees and other receivables" in the Consolidated Statements of Cash Flows.

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

Investments

Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines. The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds. Investments within the portfolio or funds are held as available-for-sale and are carried at their fair value. Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheets. Realized gains and losses are reported as investment income on the Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

Fixed Assets

Fixed assets, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Goodwill and Amortizable Intangible Assets

All of our business combinations are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual EBITDAC (defined below), and/or revenue earned over a period of 3 years within a minimum and maximum price range. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statements of Income when incurred.

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

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or as a result of the qualitative assessment, it is not determined that the fair value of the reporting unit more likely than not exceeds the carrying amount, the Company will calculate the fair value of the reporting unit for comparison against the carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2022 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2022, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted after determining the fair value of the amortizable intangible assets. There were no impairments recorded for the years ended December 31, 2022, 2021 and 2020.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in millions, except per share data)	2022	2021	2020
Net income	$671.8	$587.1	$480.5
Net income attributable to unvested awarded performance stock	(12.7)	(12.9)	(15.2)
Net income attributable to common shares	$659.1	$574.2	$465.3
Weighted average number of common shares outstanding – basic	282.9	282.2	283.3
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(5.4)	(6.2)	(9.0)
Weighted average number of common shares outstanding for basic earnings per common share	277.5	276.0	274.3
Dilutive effect of stock options	1.1	1.4	1.5
Weighted average number of shares outstanding – diluted	278.6	277.4	275.8
Net income per share:
Basic	$2.38	$2.08	$1.70
Diluted	$2.37	$2.07	$1.69

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; short-term investments; investments; fiduciary receivables, commissions, fees and other receivables; reinsurance recoverable; prepaid reinsurance premiums; fiduciary liabilities; losses and loss adjustment reserve; unearned premium; accounts payable and accrued expenses and other liabilities, at December 31, 2022 and 2021, approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2022 and 2021 as our fixed-rate borrowings of $2,738.8 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of our variable floating rate debt agreements is $1,225.6 million which approximates the carrying value due to the variable interest rate based upon adjusted LIBOR and SOFR. See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables. See Note 6 for information on the fair value of investments and Note 9 for information on the fair value of long-term debt.

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

Reinsurance

The Company acts in a risk-bearing capacity for flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs segment. The Company protects itself from claims-related losses by reinsuring all claims risk exposure. However, for basic admitted policies conforming to the National Flood Insurance Program all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”). For excess flood and private flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such that is recoverable related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is FEMA for basic admitted flood policies and national reinsurance carriers for private flood policies, which has an AM Best Company rating of “A” or better. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.

The Company also participates in two Captives for the purpose of facilitating additional underwriting capacity, generating additional revenues and participating in underwriting results. One Captive operates on a quota share basis, currently focused on property insurance for earthquake and wind exposed properties for policies placed by certain of our MGA businesses. This Captive buys reinsurance, limiting, but not fully eliminating the Company's exposure to claims expenses. The other Captive operates through an-excess of loss or reinsurance layers associated with placements made by one of our MGA businesses focused on residential property primarily in the southeastern United States. This Captive has capped exposure through contractual aggregate limits on the reinsurance participations it assumes with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits.

Unpaid Losses and Loss Adjustment Reserve

Unpaid losses and loss adjustment reserve includes amounts determined on individual claims and other estimates based upon the past experience and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.

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

Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the Consolidated Statements of Income.

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	For the year ended December 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,420.9	$590.2	$366.6	$—	$—	$2,377.7
Fees(2)	473.5	198.5	68.5	171.9	(1.2)	911.2
Other supplemental commissions(3)	138.4	15.4	5.4	—	—	159.2
Profit-sharing contingent commissions(4)	48.8	27.6	12.3	—	—	88.7
Earned premium(5)	—	26.4	—	—	—	26.4
Investment income(6)	0.1	1.3	0.3	—	4.8	6.5
Other income, net(7)	2.6	0.1	0.3	—	0.7	3.7
Total Revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4

	For the year ended December 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,198.1	$488.7	$323.1	$—	$0.1	$2,010.0
Fees(2)	414.9	173.8	67.2	178.9	(1.8)	833.0
Other supplemental commissions(3)	114.7	3.3	4.3	—	—	122.3
Profit-sharing contingent commissions(4)	38.9	35.3	8.0	—	—	82.2
Earned premium(5)	—	—	—	—	—	—
Investment income(6)	0.3	0.6	0.2	—	—	1.1
Other income, net(7)	1.0	0.2	0.6	—	1.0	2.8
Total Revenues	$1,767.9	$701.9	$403.4	$178.9	$(0.7)	$3,051.4

	For the year ended December 31, 2020
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,054.6	$422.9	$273.9	$—	$—	$1,751.4
Fees(2)	275.9	159.2	66.0	174.0	(1.1)	674.0
Other supplemental commissions(3)	105.0	0.3	4.4	—	—	109.7
Profit-sharing contingent commissions(4)	35.8	27.3	7.9	—	—	71.0
Earned premium(5)	—	—	—	—	—	—
Investment income(6)	0.2	0.8	0.2	—	1.6	2.8
Other income, net(7)	1.3	0.1	0.4	—	2.7	4.5
Total Revenues	$1,472.8	$610.6	$352.8	$174.0	$3.2	$2,613.4

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

Revenues Disaggregated by Geography

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	For the year ended December 31,
(in millions)	2022	2021	2020
U.S.	$3,332.8	$2,973.4	$2,578.3
U.K.	170.0	15.5	12.7
Ireland	38.1	34.1	—
Canada	23.6	21.3	16.2
Other	8.9	7.1	6.2
Total Revenues	$3,573.4	$3,051.4	$2,613.4

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2022 and 2021 were as follows:

(in millions)	December 31, 2022	December 31, 2021
Contract assets	$431.2	$361.8
Contract liabilities	$113.3	$97.9

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems and are reflected in commissions, fees and other receivables in the Company's Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2021 is due to growth in our business and from businesses acquired in the current year.

Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than 12 months and in other liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

As of December 31, 2022, deferred revenue consisted of $79.9 million as current portion to be recognized within one year and $33.4 million in long-term to be recognized beyond one year. As of December 31, 2021, deferred revenue consisted of $67.4 million as current portion to be recognized within one year and $30.5 million in long-term deferred revenue to be recognized beyond one year.

Contract assets and contract liabilities arising from acquisitions in 2022 were approximately $12.0 million and $4.4 million, respectively. Contract assets and contract liabilities arising from acquisitions in 2021 were approximately $5.5 million and $1.2 million, respectively.

During the twelve months ended December 31, 2022, 2021, and 2020, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $25.8 million, $23.3 million, and $8.9 million, respectively. The $25.8 million and $23.3 million for 2022 and 2021 consists of additional variable consideration received on our incentive and profit-sharing contingent commissions, respectively. The $8.9 million for 2020 consists of $18.1 million of additional variable consideration received on our incentive and profit-sharing contingent commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units were expected to be impacted by COVID-19 and $2.1 million of other adjustments.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the Other assets caption in the Company’s Consolidated Balance Sheets was $76.0 million and $58.2 million as of December 31, 2022 and December 31, 2021, respectively. For the twelve months ended December 31, 2022 and December 31, 2021, the Company deferred $23.0 million and $19.8 million of incremental cost to obtain customer contracts, respectively. The Company recorded an expense of $5.2 million and $3.8 million associated with the incremental cost to obtain customer contracts for the twelve months ended December 31, 2022 and December 31, 2021, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Consolidated Balance Sheets was $108.7 million as of December 31, 2022, which is inclusive of deferrals from businesses acquired in the current year of $14.1 million. The cost to fulfill balance as of December 31, 2021 was $89.3 million, which is inclusive of deferrals from businesses acquired in the year of $9.9 million. For the twelve months ended December 31, 2022 and 2021, the Company had net deferrals of $6.7 million and $1.6 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, respectively.
NOTE 3 Business Combinations

During the year ended December 31, 2022, the Company acquired the assets and assumed certain liabilities of 12 insurance intermediaries, all the stock of 11 insurance intermediaries, and 7 books of businesses (customer accounts). Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2022, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $0.1 million. These measurement period adjustments have been reflected as current period adjustments in the year ended December 31, 2022. The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Gross cash paid for acquisitions was $2,544.4 million and $424.6 million in the years ended December 31, 2022 and 2021, respectively. We completed 30 acquisitions (including book of business purchases) during the year ended December 31, 2022. We completed 19 acquisitions (including book of business purchases) during the year ended December 31, 2021.

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

(in millions)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn-out payable
Orchid Underwriters Agency, LLC (Orchid)	National Programs	March 31, 2022	$476.2	$—	$—	$10.8	$487.0	$20.0
GRP (Jersey) Holdco Limited (GRP)	Retail National Programs Wholesale	July 1, 2022	1,839.8	14.7	—	—	1,854.5	—
First Insurance Solutions Ltd. (First)	Retail	July 8, 2022	13.0	—	1.4	8.3	22.7	9.2
BdB Holdings Limited (BdB)	Wholesale	August 1, 2022	75.3	—	—	11.1	86.4	36.3
Smithwick & Mariners Insurance, Inc. (Smithwick)	Retail	September 1, 2022	23.2	—	1.0	1.6	25.8	6.5
VistaNational Insurance Group, Inc. (VistaNational)	Retail	September 1, 2022	26.7	—	0.8	1.1	28.6	3.0
Taylor Berry Knight Limited (Taylor)	Retail	November 16, 2022	27.1	—	0.2	17.8	45.1	17.8
Other	Various	Various	63.1	—	2.2	22.6	87.9	19.6
Total			$2,544.4	$14.7	$5.6	$73.3	$2,638.0	$112.4

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Orchid	GRP	First	BdB	Smithwick	VistaNational	Taylor	Other (1)	Total
Cash and equivalents	$3.2	$80.3	$2.4	$15.8	$—	$—	$1.0	$1.0	$103.7
Fiduciary cash	40.5	457.5	1.4	13.6	—	—	—	—	513.0
Fiduciary receivables	12.5	141.9	—	21.6	—	—	—	—	176.0
Other current assets	0.1	86.9	0.9	8.8	0.8	1.7	3.7	(7.8)	95.1
Fixed assets	1.8	12.7	—	0.6	—	0.1	0.2	0.1	15.5
Goodwill	411.9	1,366.5	14.5	56.0	19.7	20.9	34.7	70.3	1,994.5
Purchased customer accounts and other	107.8	496.8	5.2	14.0	6.7	6.1	8.7	23.9	669.2
Non-compete agreements	—	—	0.2	0.3	0.1	0.1	0.3	1.0	2.0
Operating lease right-of-use assets	6.0	18.7	—	—	—	—	—	—	24.7
Other assets	1.9	8.8	—	—	0.3	—	—	0.3	11.3
Total assets acquired	585.7	2,670.1	24.6	130.7	27.6	28.9	48.6	88.8	3,605.0
Fiduciary liabilities	(53.0)	(599.4)	(1.4)	(35.2)	—	—	—	—	(689.0)
Other current liabilities	(9.5)	(64.6)	(0.5)	(3.3)	(1.8)	(0.3)	(1.6)	(0.9)	(82.5)
Deferred income tax, net	(30.2)	(122.5)	—	(4.0)	—	—	—	—	(156.7)
Operating lease liabilities	(6.0)	(18.7)	—	—	—	—	—	—	(24.7)
Other long-term liabilities	—	(10.4)	—	(1.8)	—	—	(1.9)	—	(14.1)
Total liabilities assumed	(98.7)	(815.6)	(1.9)	(44.3)	(1.8)	(0.3)	(3.5)	(0.9)	(967.0)
Net assets acquired	$487.0	$1,854.5	$22.7	$86.4	$25.8	$28.6	$45.1	$87.9	$2,638.0

(1) The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 14.7 years; and non-compete agreements, 4.1 years.

Goodwill of $1,994.5 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage segments in the amounts of $1,366.6 million, $516.5 million, and $111.4 million, respectively. Of the total goodwill of $1,994.5 million, the amount currently deductible for income tax purposes is $74.4 million. Of the remaining $1,920.1 million of goodwill, $1,913.8 million relates to goodwill that will not be deductible for income tax purposes and $6.3 million relates to recorded earn-out payables which will not be deductible for income tax purposes until it is earned and paid.

For the acquisitions completed during 2022, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2022 included in the Consolidated Statement of Income for the year ended December 31, 2022 were $217.1 million. The income before income taxes from the acquisitions completed through December 31, 2022, included in the Consolidated Statements of Income for the year ended December 31, 2022, was $8.8 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in millions, except per share data)	2022	2021
Total revenues	$3,789.8	$3,514.1
Income before income taxes	$891.4	$776.2
Net income	$683.5	$597.4
Net income per share:
Basic	$2.42	$2.11
Diluted	$2.41	$2.10
Weighted average number of shares outstanding:
Basic	277,646	276,276
Diluted	278,783	277,667

Acquisitions in 2021

During the year ended December 31, 2021, the Company acquired the assets and assumed certain liabilities of 13 insurance intermediaries, all of the share capital of 1 insurance intermediary, all the stock of 2 insurance intermediaries, and 3 book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

For the year ended December 31, 2021, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $0.5 million, relating to the assumption of certain liabilities.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in millions)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
O'Leary Insurances (O'Leary)	Retail	January 1, 2021	$117.4	$4.9	$—	$15.4	$137.7	$30.6
Piper Jordan LLC (Piper)	Retail	May 1, 2021	43.4	—	1.4	9.9	54.7	15.0
Berkshire Insurance Group, Inc. (Berkshire)	Retail	September 1, 2021	41.5	—	—	—	41.5	—
AGIS Network, Inc. (AGIS) (1)	Retail	September 1, 2021	11.2	—	24.1	0.8	36.1	12.3
Winston Financial Services, Inc. (Winston)	Retail	October 1, 2021	79.5	5.0	7.7	16.4	108.6	29.0
Remedy Analytics, Inc. (Remedy)	Retail	October 1, 2021	40.8	—	0.5	7.3	48.6	25.0
Heacock Insurance Group, LLC (Heacock)	Retail	October 1, 2021	18.2	—	0.5	1.9	20.6	6.0
Corporate Insurance Advisors, L.L.C. (CIA)	Retail	December 1, 2021	15.3	—	0.2	6.5	22.0	14.0
Rainmaker Advisory, LLC (Rainmaker)	Retail	December 1, 2021	14.2	—	0.7	5.9	20.8	10.0
HARCO Insurance Services, Inc. (HARCO)	Retail	December 31, 2021	24.3	—	1.0	4.4	29.7	7.3
Other	Various	Various	18.8	—	3.1	7.2	29.1	13.1
Total			$424.6	$9.9	$39.2	$75.7	$549.4	$162.3

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	O'Leary	Piper	Berkshire	AGIS	Winston	Remedy
Cash	$45.4	$—	$—	$—	$5.0	$6.7
Other current assets	43.5	2.4	1.6	13.7	7.5	1.8
Fixed assets	0.5	—	—	—	1.2	0.1
Goodwill	84.6	40.0	27.1	8.7	74.5	33.3
Purchased customer accounts	40.5	12.3	12.3	13.6	25.0	13.7
Non-compete agreements	0.8	—	—	0.1	0.9	0.5
Other assets	0.1	—	0.5	—	—	1.3
Total assets acquired	215.4	54.7	41.5	36.1	114.1	57.4
Other current liabilities	(72.6)	—	—	—	(5.5)	(5.2)
Deferred income tax, net	(5.1)	—	—	—	—	(3.6)
Other liabilities	—	—	—	—	—	—
Total liabilities assumed	(77.7)	—	—	—	(5.5)	(8.8)
Net assets acquired	$137.7	$54.7	$41.5	$36.1	$108.6	$48.6

(in millions)	Heacock	CIA	Rainmaker	HARCO	Other	Total
Cash	$—	$—	$—	$—	$0.7	$57.8
Other current assets	0.8	—	—	0.7	5.0	77.0
Fixed assets	—	—	—	0.1	—	1.9
Goodwill	13.9	17.3	15.0	20.6	15.0	350.0
Purchased customer accounts	5.8	4.8	5.8	8.2	11.7	153.7
Non-compete agreements	—	—	—	—	0.2	2.5
Other assets	0.4	0.3	—	0.5	0.3	3.4
Total assets acquired	20.9	22.4	20.8	30.1	32.9	646.3
Other current liabilities	(0.3)	(0.4)	—	(0.4)	(3.8)	(88.2)
Deferred income tax, net	—	—	—	—	—	(8.7)
Other liabilities	—	—	—	—	—	—
Total liabilities assumed	(0.3)	(0.4)	—	(0.4)	(3.8)	(96.9)
Net assets acquired	$20.6	$22.0	$20.8	$29.7	$29.1	$549.4

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $350.0 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs and Wholesale Brokerage segments in the amounts of $346.0 million, ($1.3) million, and $5.3 million, respectively. Of the total goodwill of $350.0 million, the amount currently deductible for income tax purposes is $179.1 million. $117.9 million is non-deductible related to the O'Leary and Remedy acquisitions and the remaining $53.0 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

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

(UNAUDITED)	Year Ended December 31,
(in millions, except per share data)	2021	2020
Total revenues	$3,128.5	$2,751.2
Income before income taxes	$779.5	$653.3
Net income	$600.0	$502.9
Net income per share:
Basic	$2.13	$1.78
Diluted	$2.12	$1.77
Weighted average number of shares outstanding:
Basic	276,024	274,334
Diluted	277,414	275,867

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

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in millions)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Special Risk Insurance Managers Ltd. (Special Risk)	National Programs	January 1, 2020	$70.2	$—	$—	$9.8	$80.0	$14.7
Texas All Risk General Agency, Inc. et al (Texas Risk)	Wholesale Brokerage	January 1, 2020	10.5	—	0.2	0.3	11.0	1.2
The Colonial Group, Inc. et al (Colonial)	Wholesale Brokerage	March 1, 2020	29.0	—	0.5	7.6	37.1	10.2
RLA Insurance Intermediaries, LLC (RLA)	Wholesale Brokerage	March 1, 2020	42.5	—	0.8	11.7	55.0	22.5
Dealer Financial Services of N.C., LLC d/b/a The Sterling Group (Sterling)	Retail	April 1, 2020	19.3	—	0.3	4.1	23.7	5.4
LP Insurance Services, LLC (LP)	National Programs	May 1, 2020	116.0	10.0	0.3	23.4	149.7	75.8
First Resource, Inc. (First)	Retail	July 1, 2020	10.7	—	0.4	3.8	14.9	5.8
Buiten & Associates, LLC (Buiten)	Retail	August 1, 2020	38.2	—	1.2	7.4	46.8	14.2
Amity Insurance, Inc. (Amity)	Retail	August 1, 2020	14.8	2.0	0.2	1.9	18.9	4.0
Frank E. Neal & Co., Inc. (Neal)	Retail	September 1, 2020	32.6	3.1	0.4	5.7	41.8	10.3
BrookStone Insurance Group, LLC (BrookStone)	Retail	September 1, 2020	12.0	—	—	1.1	13.1	1.9
VAS GenPar, LLC (VAS)	Retail	October 1, 2020	114.3	15.0	—	23.3	152.6	48.0
Bright & Associates, Inc. (Bright)	Retail	October 1, 2020	12.5	—	1.2	3.9	17.6	5.8
J.E. Brown & Associates Insurance Services, Inc. (J.E. Brown)	Wholesale Brokerage	October 1, 2020	33.3	—	1.0	6.0	40.3	10.4
CoverHound, Inc. and CyberPolicy, Inc. (CoverHound)	Retail	November 1, 2020	27.6	—	0.6	—	28.2	—
MAJ Companies, Ltd. (MAJ)	Retail	December 1, 2020	19.1	—	0.3	2.0	21.4	6.5
South & Western General Agency, Inc. (South & Western)	Wholesale Brokerage	December 1, 2020	69.7	—	1.2	7.3	78.2	18.0
Berry Insurance Group, Inc. (Berry)	Retail	December 31, 2020	35.3	—	—	3.7	39.0	6.5
Other	Various	Various	14.9	—	0.5	8.5	23.9	12.3
Total			$722.5	$30.1	$9.1	$131.5	$893.2	$273.5

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in millions)	Special Risk	Texas Risk	Colonial	RLA	Sterling	LP	First	Buiten	Amity	Neal
Cash	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other current assets	2.5	0.5	1.3	—	0.6	3.2	0.3	2.6	0.6	2.3
Fixed assets	0.3	—	0.1	—	—	1.9	—	0.1	0.1	0.1
Goodwill	63.1	9.0	27.9	53.6	17.3	100.0	9.5	33.6	15.5	28.9
Purchased customer accounts	14.3	3.2	9.2	12.3	6.0	44.8	5.1	11.3	5.6	13.2
Non-compete agreements	0.1	—	—	0.5	—	—	—	0.1	—	—
Other assets	—	—	—	—	—	—	—	—	—	0.3
Total assets acquired	80.3	12.7	38.5	66.4	23.9	149.9	14.9	47.7	21.8	44.8
Other current liabilities	(0.3)	(1.7)	(1.4)	(11.4)	(0.2)	—	—	(0.9)	(2.9)	(3.0)
Other liabilities	—	—	—	—	—	(0.2)	—	—	—	—
Total liabilities assumed	(0.3)	(1.7)	(1.4)	(11.4)	(0.2)	(0.2)	—	(0.9)	(2.9)	(3.0)
Net assets acquired	$80.0	$11.0	$37.1	$55.0	$23.7	$149.7	$14.9	$46.8	$18.9	$41.8

(in millions)	Brook Stone	VAS	Bright	J.E. Brown	Cover Hound	MAJ	South & Western	Berry	Other	Total
Cash	$—	$27.7	$—	$—	$—	$—	$—	$—	$—	$27.7
Other current assets	0.5	5.5	0.4	—	0.4	0.4	—	—	0.9	22.0
Fixed assets	0.1	0.1	—	—	6.4	—	0.2	—	—	9.4
Goodwill	8.6	100.8	12.2	31.5	19.5	13.0	63.1	29.7	11.3	648.1
Purchased customer accounts	3.7	48.2	5.1	9.5	3.7	8.0	18.5	9.7	8.6	240.0
Non-compete agreements	—	0.1	—	—	—	—	—	—	0.1	0.9
Other assets	0.3	—	—	—	—	—	—	—	3.1	3.7
Total assets acquired	13.2	182.4	17.7	41.0	30.0	21.4	81.8	39.4	24.0	951.8
Other current liabilities	(0.1)	(3.7)	(0.1)	(0.7)	(1.8)	—	(3.6)	(0.4)	(0.1)	(32.3)
Other liabilities	—	(26.1)	—	—	—	—	—	—	—	(26.3)
Total liabilities assumed	(0.1)	(29.8)	(0.1)	(0.7)	(1.8)	—	(3.6)	(0.4)	(0.1)	(58.6)
Net assets acquired	$13.1	$152.6	$17.6	$40.3	$28.2	$21.4	$78.2	$39.0	$23.9	$893.2

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $648.1 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services segments in the amounts of $300.0 million, $163.1 million, $185.0 million and $0.1 million, respectively. Of the total goodwill of $648.1 million, $516.7 million is currently deductible for income tax purposes. The remaining $131.4 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

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

(UNAUDITED)	Year Ended December 31,
(in millions, except per share data)	2020
Total revenues	$2,714.3
Income before income taxes	$650.6
Net income	$500.9
Net income per share:
Basic	$1.77
Diluted	$1.76
Weighted average number of shares outstanding:
Basic	274,334
Diluted	275,867

ASC 805 is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the Consolidated Statements of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

As of December 31, 2022, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance as of the beginning of the period	$291.0	$258.9	$161.5
Additions to estimated acquisition earn-out payables from new acquisitions	73.3	75.8	131.4
Assumed estimated acquisition earn-out payables	34.8	—	—
Payments for estimated acquisition earn-out payables	(106.3)	(83.6)	(29.5)
Subtotal	292.8	251.1	263.4
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(45.9)	34.2	(11.8)
Interest expense accretion	7.0	6.2	7.3
Net change in earnings from estimated acquisition earn- out payables	(38.9)	40.4	(4.5)
Foreign currency translation adjustments during the year	(2.3)	(0.5)	—
Balance as of December 31,	$251.6	$291.0	$258.9

Of the $251.6 million of estimated acquisition earn-out payables as of December 31, 2022, $119.3 million was recorded as current liabilities within the accounts payable caption in the Company's Consolidated Balance Sheets and $132.3 million was recorded as non-current liabilities within the other liabilities caption in the Company's Consolidated Balance Sheets. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. Of the $291.0 million of estimated acquisition earn-out payables as of December 31, 2021, $78.4 million was recorded as accounts payable, and $212.6 million was recorded as other liabilities. Of the $258.9 million of estimated acquisition earn-out payables as of December 31, 2020, $79.2 million was recorded as accounts payable, and $179.7 million was recorded as other liabilities.

As of December 31, 2022, the maximum future contingency payments related to all acquisitions totaled $542.8 million. Four of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2022, is $3.0 million. The Company deems a significant increase to this amount to be unlikely.
NOTE 4 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2021	$2,650.4	$1,091.1	$483.1	$171.3	$4,395.9
Goodwill of acquired businesses	346.0	(1.3)	5.3	—	350.0
Goodwill disposed of relating to sales of businesses	(3.1)	—	—	—	(3.1)
Foreign currency translation adjustments during the year	(6.1)	0.1	—	—	(6.0)
Balance as of December 31, 2021	$2,987.2	$1,089.9	$488.4	$171.3	$4,736.8
Goodwill of acquired businesses	1,366.6	516.5	111.4	—	1,994.5
Goodwill disposed of relating to sales of businesses	(38.5)	—	(7.7)	—	(46.2)
Foreign currency translation adjustments during the year	(6.3)	(4.0)	(0.6)	—	(10.9)
Balance as of December 31, 2022	$4,309.0	$1,602.4	$591.5	$171.3	$6,674.2

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022				December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$2,957.7	$(1,363.7)	$1,594.0	14.8	$2,311.6	$(1,235.3)	$1,076.3	14.9
Non-compete agreements	39.3	(34.0)	5.3	4.4	37.6	(32.4)	5.2	4.5
Foreign currency translation adjustments during the year	(4.5)	0.4	(4.1)		—	—	—
Total	$2,992.5	$(1,397.3)	$1,595.2		$2,349.2	$(1,267.7)	$1,081.5
(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2023, 2024, 2025, 2026 and 2027 is estimated to be $161.6 million, $157.1 million, $154.2 million, $148.2 million and $135.5 million, respectively.

NOTE 6 Investments

At December 31, 2022, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$22.8	$—	$(1.8)	$21.0
Corporate debt	8.2	—	(0.4)	7.8
Total	$31.0	$—	$(2.2)	$28.8

At December 31, 2022, the Company held $21.0 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and municipalities, and $7.8 million issued by corporations with investment-grade ratings. Of the total, $6.4 million is classified as short-term investments on the Consolidated Balance Sheets as maturities are less than one year in duration. Additionally, the Company holds $5.6 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$4.7	$(0.1)	$16.3	$(1.7)	$21.0	$(1.8)
Corporate debt	4.2	(0.1)	3.6	(0.3)	7.8	(0.4)
Total	$8.9	$(0.2)	$19.9	$(2.0)	$28.8	$(2.2)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2022, the Company had 33 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2022.

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

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$6.5	$6.4
Due after one year through five years	24.5	22.4
Due after five years through ten years	—	—
Total	$31.0	$28.8

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2021 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7.3	$7.4
Due after one year through five years	30.2	30.0
Due after five years through ten years	1.0	0.9
Total	$38.5	$38.3

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $7.3 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $7.4 million in the period of January 1, 2022 to December 31, 2022. These proceeds, along with other sources of cash were used to purchase an additional $0.1 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2022 to December 31, 2022 were insignificant.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $9.2 million for the year ended December 31, 2021. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $10.8 million in the period of January 1, 2021 to December 31, 2021. These proceeds were used to purchase an additional $12.4 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2021 to December 31, 2021 were insignificant.

Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

At December 31, 2022, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 7 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in millions)	2022	2021
Furniture, fixtures, equipment and software	$307.2	$259.1
Leasehold improvements	61.3	52.1
Land, buildings and improvements	108.4	97.2
Total cost	476.9	408.4
Less accumulated depreciation and amortization	(237.0)	(196.4)
Total	$239.9	$212.0

Depreciation expense for fixed assets amounted to $39.2 million in 2022, $33.3 million in 2021 and $26.3 million in 2020.

NOTE 8 Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities at December 31 consisted of the following:

(in millions)	2022	2021
Accrued incentive compensation	$234.5	$216.7
Accrued compensation and benefits	64.6	53.5
Lease liability(1)	45.0	43.4
Deferred revenue	79.9	67.4
Reserve for policy cancellations	39.2	29.2
Accrued interest	33.2	15.9
Accrued rent and vendor expenses	14.9	7.6
Other	30.2	22.5
Total	$541.5	$456.2
(1)
The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

NOTE 9 Long-Term Debt

Long-term debt at December 31, 2022 and 2021 consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$15.6	$12.5
Current portion of 5-year term loan credit agreement expires 2023	210.0	30.0
Current portion of 5-year term loan credit agreement expires 2027	25.0	—
Total current portion of long-term debt	250.6	42.5
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	499.7	499.5
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.7	349.6
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.4	699.3
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598.0	—
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592.0	—
Total notes	2,738.8	1,548.4
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires October 27, 2026	218.8	234.4
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	—	210.0
5-year revolving loan facility, periodic interest payments, LIBOR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	—
3-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.625%, expires March 31, 2025	300.0	—
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	456.2	—
Total credit agreements	975.0	444.4
Debt issuance costs (contra)	(22.3)	(12.4)
Total long-term debt less unamortized discount and debt issuance costs	3,691.5	1,980.4
Current portion of long-term debt	250.6	42.5
Total debt	$3,942.1	$2,022.9

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of December 31, 2022 and December 31, 2021, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.000% to 1.750%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of December 31, 2022, there was an outstanding debt balance issued under the Term Loan of $210.0 million. As of December 31, 2021, there was an outstanding debt balance issued under the Term Loan of $240.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to our acquisition of Hays and for other general corporate purposes. As of December 31, 2022, and December 31, 2021 there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of December 31, 2022 and December 31, 2021, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the Revolving Credit Facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. As of December 31, 2022, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $234.4 million with no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2021, there was an outstanding debt balance issued under the term loan of the Second Amended and Restated Credit Agreement of $246.9 million with no borrowings outstanding against the Revolving Credit Facility.

On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes is payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its Revolving Credit Facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable in connection with our acquisition of GRP (Jersey) Holdco Limited and its businesses ("GRP") and to pay fees and expenses associated with the foregoing. As of December 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. The Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2022, there was an outstanding debt balance issued under the Term A-1 Loans of $300.0 million and an outstanding debt balance issued under Term A-2 Loans of $481.3 million.

The Second Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2022 and December 31, 2021.

The 30-day Adjusted LIBOR Rate for the term loan of the Second Amended and Restated Credit Agreement and Term Loan Credit Agreement as of December 31, 2022 was 4.438% and 4.375% respectively. The 1-month Term SOFR Rate for the Term A-1 Loans is 4.425% and the 1-month Term SOFR Rate for the Term A-2 Loans is 4.423% as of December 31, 2022.

Interest paid in 2022, 2021 and 2020 was $120.1 million, $61.5 million, and $52.4 million, respectively.

At December 31, 2022, maturities of long-term debt were $250.6 million in 2022, $568.7 million in 2023, $375.0 million in 2024, $218.8 million in 2025, $312.5 million in 2026, $350.0 million in 2029, $700.0 million in 2031, $600.0 million in 2032 and $600.0 million in 2052.

NOTE 10 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2022	2021	2020
Current:
Federal	$124.1	$106.8	$93.7
State	35.3	32.6	34.1
Foreign	2.1	1.8	0.3
Total current provision	161.5	141.2	128.1
Deferred:
Federal	38.9	28.0	11.6
State	8.2	5.0	4.1
Foreign	(4.3)	1.5	(0.2)
Total deferred provision	42.8	34.5	15.5
Total tax provision	$204.3	$175.7	$143.6

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.7	4.7	5.3
Non-deductible employee stock purchase plan expense	0.2	0.2	0.3
Non-deductible meals and entertainment	0.1	—	0.1
Non-deductible officers’ compensation	0.6	0.4	0.3
Tax benefit from stock-based compensation	(3.1)	(3.6)	(3.5)
Other, net	(0.2)	0.3	(0.5)
Effective tax rate	23.3%	23.0%	23.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in millions)	2022	2021
Non-current deferred tax liabilities:
Intangible assets	$631.6	$440.2
Fixed assets	21.1	20.0
Right-of-use assets	48.3	47.7
Impact of adoption of ASC 606 revenue recognition	19.8	15.2
Net unrealized holding (loss)/gain on available-for-sale securities	(0.4)	—
Total non-current deferred tax liabilities	720.4	523.1
Non-current deferred tax assets:
Deferred compensation	67.4	66.4
Accruals and reserves	12.5	15.7
Lease liabilities	54.6	53.3
Net operating loss carryforwards and other carryforwards	3.0	1.9
Valuation allowance for deferred tax assets	(1.1)	(1.0)
Total non-current deferred tax assets	136.4	136.3
Net non-current deferred tax liability	$584.0	$386.8

Income taxes paid in 2022, 2021 and 2020 were $124.9 million, $147.5 million and $132.9 million, respectively.

At December 31, 2022, the Company had no net operating loss carryforwards for federal or foreign jurisdiction and $32.3 million net operating loss carryforwards for state income tax reporting purposes, portions of which expire in the years 2023 and thereafter. The state carryforward amount is derived from the operating results of certain subsidiaries. During 2022, the Company was able to utilize the 2021 net operating loss carryforward in Canada of $1.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Unrecognized tax benefits balance at January 1	$0.9	$1.3	$1.1
Gross increases for tax positions of prior years	2.2	0.3	0.9
Gross decreases for tax positions of prior years	—	(0.5)	(0.7)
Settlements	—	(0.2)	—
Unrecognized tax benefits balance at December 31	$3.1	$0.9	$1.3

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021 and 2020 the Company had $0.7 million, $0.3 million and $0.3 million of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $3.1 million as of December 31, 2022, $0.9 million as of December 31, 2021 and $1.3 million as of December 31, 2020. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom, Ireland, Belgium, Italy and Canada. In the United States, federal returns for fiscal years 2019 through 2022 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2018 through 2022. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2021 through 2022. In Canada, the Company’s filings remain open for audit for the fiscal years 2017 through 2022. In Ireland, the Company’s filings remain open for audit for the fiscal years 2018 through 2022. In Belgium, the Company’s filings remain open for audit for the fiscal years 2019 through 2022. In Italy, the Company’s filings remain open for audit for the fiscal years 2017 through 2022. The Company also operates in Bermuda and the Cayman Islands. The Company is not subject to any income taxes in these countries.

During 2021, the Company settled the previously disclosed State of Wisconsin income tax audit for the fiscal years 2015-2018, the State of Illinois income tax audit for the fiscal years 2015-2017, and the State of California income tax audit for the fiscal years 2015-2017. There were no material adjustments as a result of the finalization of these audits. The Company is currently under audit in the State of Massachusetts for the fiscal years 2015 through 2017. A subsidiary of the Company is currently under audit in the State of Wisconsin for the fiscal years 2017-2020 and with the Internal Revenue Service for the fiscal years 2018-2020.

During 2022, the Company came under audit in the state of Massachusetts for the fiscal years 2018-2020. A subsidiary of the Company is currently under audit in the State of Missouri for the fiscal years 2019-2021.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. The Company has determined it is not practical to determine the unrecognized deferred tax liabilities on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

NOTE 11 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. The Company’s contribution expense to the plan totaled $42.7 million in 2022 and $35.6 million in 2021.

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

At December 31, 2022, 10,163,420 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2022, 708,380 shares had met the first condition of vesting and had been awarded, and 9,455,040 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2022, the initial stock prices ranged from $8.30 to $10.31.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2020	$5.00	1,051,292	1,051,292	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$6.06	(119,072)	(119,072)	—
Forfeited	$5.03	(22,392)	(22,392)	—
Outstanding at December 31, 2020	$4.86	909,828	909,828	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.73	(45,736)	(45,736)	—
Forfeited	$5.50	(24,250)	(24,250)	—
Outstanding at December 31, 2021	$4.87	839,842	839,842	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.81	(101,900)	(101,900)	—
Forfeited	$4.80	(29,562)	(29,562)	—
Outstanding at December 31, 2022	$4.88	708,380	708,380	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2022, 2021 and 2020 was $6.3 million, $2.3 million and $5.0 million, respectively.

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

Non-employee members of the board of directors received shares annually issued pursuant to the 2019 SIP as part of their annual compensation. A total of 16,490 shares were issued in May 2020, 16,857 shares were issued in May 2021 and 15,003 shares were issued in May 2022.

The Company uses the closing stock price on the day before the grant date to determine the fair value of grants under the 2010 SIP and 2019 SIP and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-type grants or the established performance criteria are considered awarded shares. Awarded shares under restricted stock awards are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share.

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2020	$18.10	11,641,918	8,070,576	3,571,342
Granted	$46.58	970,997	148,015	822,982	(1)
Awarded	$19.71	497,082	1,880,512	(1,383,430)
Vested	$15.97	(3,059,619)	(3,059,619)	—
Forfeited	$20.75	(356,041)	(119,637)	(236,404)
Outstanding at December 31, 2020	$19.89	9,694,337	6,919,847	2,774,490
Granted	$46.05	1,143,094	204,826	938,268	(2)
Awarded	$25.80	310,147	1,272,554	(962,407)
Vested	$15.73	(3,223,964)	(3,223,964)	—
Forfeited	$30.54	(315,168)	(147,702)	(167,466)
Outstanding at December 31, 2021	$21.59	7,608,446	5,025,561	2,582,885
Granted	$65.22	1,478,613	693,802	784,811	(3)
Awarded	$28.73	470,793	1,383,216	(912,423)
Vested	$20.09	(2,179,476)	(2,179,476)	—
Forfeited	$37.78	(313,428)	(168,454)	(144,974)
Outstanding at December 31, 2022	$25.01	7,064,948	4,754,649	2,310,299

(1)
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
(3)
Of the 784,811 performance-based shares grant in 2022, the payout for 378,836 shares may be increased up to 200% of the target or decreased to zero, 15,114 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.

The following table sets forth information as of December 31, 2022, 2021 and 2020, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 and 2019 Stock Incentive Plans:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2022	693,802	784,811	(1)	1,383,216
2021	204,826	938,268	(2)	1,272,554
2020	148,015	822,982	(3)	1,880,512

(1)
Of the 784,811 performance-based shares granted in 2022, the payout for 378,836 shares may be increased up to 200% of the target or decreased to zero, 15,114 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
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

At December 31, 2022, 6,088,438 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all grants.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 3,735,669 were available for future subscriptions as of December 31, 2022. Employees of the Company who regularly work 20 hours or more per week are generally eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (i) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (ii) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2022 was $15.81. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2021 and 2020, were $11.60 and $12.43, respectively.

For the ESPP plan years ended July 31, 2022, 2021 and 2020, the Company issued 791,842, 850,956 and 962,131 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $36.5 million, or $46.10 per share, in 2022, $32.9 million, or $38.70 per share, in 2021 and $29.3 million, or $30.51 per share, in 2020.

For the five months ended December 31, 2022, 2021 and 2020 (portions of the 2022-2023, 2021-2022 and 2020-2021 plan years), 338,498, 354,911 and 381,371 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $18.2 million, $16.4 million and $14.8 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in millions)	2022	2021	2020
Stock incentive plan	$55.4	$50.7	$50.2
Employee stock purchase plan	10.4	9.9	8.7
Performance stock plan	0.3	0.4	0.8
Total	$66.1	$61.0	$59.7

Summary of Unamortized Compensation Expense

As of December 31, 2022, the Company estimates there to be $164.3 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.67 years.
NOTE 13 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During 2022, there were no additional deferrals under the CARES Act. The Company paid the first installment of approximately $15.6 million in December 2021 and the second installment of approximately $15.6 million in December 2022.

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

During 2022, the company had an impact of $131.2 million of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Consolidated Statements of Cash Flows which is primarily due to the decrease in currency exchange rates for British pounds and an additional smaller impact from the decline in currency exchange rates related to euro and Canadian dollar.

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid during the period for:
Interest	$120.1	$61.5	$52.4
Income taxes, net of refunds	$122.3	$146.9	$131.6

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Other payables issued for agency acquisitions and purchased customer accounts	$5.6	$15.1	$9.1
Estimated acquisition earn-out payables and related charges	$73.3	$75.7	$131.4
Assumed acquisition earn-out payables	$34.8	$—	$—
Contingent payable issued for agency acquisition	$—	$24.1	$—
Common stock issued for agency acquisition	$14.7	$9.9	$—
Notes payable assumed for agency acquisition	$1.8	$1.4	$—

Our fiduciary cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of fiduciary cash as of December 31, 2022, 2021 and 2020.

	Balance as of December 31,
(in millions)	2022	2021	2020
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,231.9	$583.2	$454.5
Non-restricted fiduciary cash	$151.3	$193.8	$161.2
Total restricted and non-restricted fiduciary cash at the end of the period	$1,383.2	$777.0	$615.7

The Company's fiduciary cash increased as of December 31, 2022 compared to December 31, 2021 primarily due to businesses acquired during 2022.

	Balance as of December 31,
(in millions)	2022	2021	2020
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$650.0	$693.2	$656.2
Fiduciary cash	$1,383.2	$777.0	$615.7
Total cash and cash equivalents inclusive of fiduciary cash at the end of the period	$2,033.2	$1,470.2	$1,271.9

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2022 and 2021. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

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

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of twelve months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheets as of December 31, 2022 and 2021 is as follows:

(in millions)		December 31, 2022	December 31, 2021
Balance Sheet
Assets:
Operating lease right-of-use assets		$214.9	$197.0
Total assets	Operating lease assets	214.9	197.0
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45.0	43.4
Non-current operating lease liabilities	Operating lease liabilities	195.9	180.0
Total liabilities		$240.9	$223.4

As of December 31, 2022, the Company has entered into future lease agreements expected to commence in 2023 consisting of undiscounted lease liabilities of $12.4 million.

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

The components of lease cost for operating leases for the twelve months ended December 31, 2022 and 2021 were:

(in millions)	For the year ended December 31, 2022	For the year ended December 31, 2021
Operating leases:
Lease cost	$55.5	$52.8
Variable lease cost	4.3	4.3
Short-term lease cost	0.9	1.1
Operating lease cost	60.7	58.2
Sublease income	(1.5)	(1.6)
Total lease cost net	$59.2	$56.6

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2022 were:

Weighted average remaining lease term	6.4
Weighted average discount rate	3.0

Maturities of the operating lease liabilities by fiscal year at December 31, 2022 for the Company's operating leases are as follows:

(in millions)	Operating Leases
2023	$51.9
2024	50.2
2025	43.3
2026	32.7
2027	25.9
Thereafter	61.8
Total undiscounted lease payments	265.8
Less: Imputed interest	24.9
Present value of future lease payments	$240.9

Supplemental cash flow information for operating leases:

(in millions)	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$58.2	$56.0
Right-of-use assets obtained in exchange for new operating liabilities	$71.0	$54.0

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

Brown & Brown conducts most of its operations within the United States of America. International operations include Retail operations in England, Bermuda, the Cayman Islands, Ireland and Northern Ireland, National Programs operations in Canada and England, and Wholesale Brokerage operations based in England, Italy and Belgium. These operations earned $240.6 million, $78.0 million and $35.1 million of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Year Ended December 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4
Investment income	$0.1	$1.3	$0.3	$—	$4.8	$6.5
Amortization	$96.7	$35.4	$9.4	$5.1	$—	$146.6
Depreciation	$12.8	$15.3	$2.7	$1.6	$6.8	$39.2
Interest expense	$94.3	$33.0	$12.9	$2.1	$(1.1)	$141.2
Income before income taxes	$466.7	$271.1	$117.7	$24.1	$(3.5)	$876.1
Total assets	$7,458.6	$4,467.8	$1,401.6	$295.0	$350.5	$13,973.5
Capital expenditures	$18.6	$20.2	$2.8	$1.0	$10.0	$52.6

	Year Ended December 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,767.9	$701.9	$403.4	$178.9	$(0.7)	$3,051.4
Investment income	$0.3	$0.6	$0.2	$—	$—	$1.1
Amortization	$77.8	$27.4	$9.1	$5.3	$—	$119.6
Depreciation	$11.2	$9.8	$2.6	$1.5	$8.2	$33.3
Interest expense	$91.4	$11.4	$16.0	$2.9	$(56.7)	$65.0
Income before income taxes	$334.4	$242.3	$94.8	$28.3	$63.0	$762.8
Total assets	$5,040.7	$2,943.0	$1,154.4	$299.2	$358.1	$9,795.4
Capital expenditures	$8.1	$13.5	$1.6	$1.6	$20.2	$45.0

	Year Ended December 31, 2020
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,472.8	$610.6	$352.8	$174.0	$3.2	$2,613.4
Investment income	$0.2	$0.8	$0.2	$—	$1.6	$2.8
Amortization	$67.3	$27.2	$8.5	$5.5	$—	$108.5
Depreciation	$9.1	$8.7	$1.9	$1.4	$5.2	$26.3
Interest expense	$86.0	$20.6	$10.3	$4.1	$(62.0)	$59.0
Income before income taxes	$262.2	$182.9	$93.6	$28.0	$57.4	$624.1
Total assets	$7,093.6	$3,511.0	$1,791.7	$480.4	$(3,910.2)	$8,966.5
Capital expenditures	$13.2	$7.2	$3.3	$1.4	$45.6	$70.7

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

NOTE 17 Insurance Company Subsidiary Operations

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”), remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The Company also participates in two Captives for the purpose of facilitating additional underwriting capacity and participating in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGA businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to claims expenses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGA businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2022		2021
(in millions)	Written	Earned	Written	Earned
Direct premiums - WNFIC	$740.9	$751.3	$747.4	$732.8
Assumed premiums - WNFIC	—	—	—	—
Ceded premiums - WNFIC	740.9	751.3	747.4	732.8
'Net premiums - WNFIC	—	—	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	65.4	43.7	—	—
Ceded premiums - Quota share captive	(27.1)	(17.3)	—	—
Net premiums - Quota share captive and excess loss layer captive	38.3	26.4	—	—
Net premiums - Total	$38.3	$26.4	$—	$—

All premiums written by WNFIC under the National Flood Insurance Program are 100.0% ceded to FEMA, for which WNFIC received a 29.9% expense allowance from January 1, 2022 through September 30, 2022 and a 29.7% expense allowance from October 1, 2022 through December 31, 2022. As of December 31, 2022 and 2021, the Company ceded $738.0 million and $745.0 million of written premiums for Federal Flood, respectively.

As of December 31, 2022, the Consolidated Balance Sheets contained Reinsurance recoverable of $826.2 million and Prepaid reinsurance premiums of $381.8 million. As of December 31, 2021, the Consolidated Balance Sheets contained reinsurance recoverable of $63.1 million and prepaid reinsurance premiums of $392.2 million. There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2022 and 2021, as WNFIC’s direct premiums written were 100.0% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $826.2 million as of December 31, 2022 and $63.1 million as of December 31, 2021.

WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $31.8 million as of December 31, 2022 and $33.1 million as of December 31, 2021. As of December 31, 2022 and 2021, WNFIC generated statutory net income of $1.3 million and $1.6 million, respectively. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12 month period is limited to the greater of 10.0% of statutory adjusted capital and surplus of 100.0% of adjusted net income. There was no dividend payout in 2021 and 2022 and the maximum dividend payout that may be made in 2023 without prior approval is $3.2 million.

In December 2021, the initial funding to capitalize the quota share Captive was $5.9 million. This capital in addition to current earnings of $4.0 million through December 31, 2022 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for 2022 were $38.3 million and $20.6 million, respectively. For 2022, the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $10.4 million, of which $9.7 million is related to the estimated insured claims/losses from Hurricane Ian. In connection with the estimated IBNR from Hurricane Ian claims, $4.8 million was recorded as estimated reinsurance recoverable for a net expected loss of $4.9 million. As of December 31, 2022 the Consolidated Balance Sheets contained prepaid reinsurance premiums of $11.4 million, deferred acquisitions costs of $14.1 million, reinsurance payable for $8.7 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $10.4 million. The first collateral release is expected in 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in September 2022 with underlying reinsurance treaties effective from June 1 through May 31, 2023. This Captive’s maximum underwriting exposure is $5.2 million. Assumed net earned premiums for the captive for the year ended December 31, 2022 were $5.8 million. During 2022, the captive recorded a case reserve of $7.0 million associated with estimated impacts from Hurricane Ian plus a reserve of $0.1 million for non-CAT claims. These reserves were partially offset by accelerated earned premiums of $2.8 million upon reaching the maximum aggregate loss for one of our reinsurance layers. The combination of earned premium of $2.4 million plus the accelerated earned premium of $2.8 million resulted in a underwriting loss of $1.9 million for year ended December 31, 2022. As of December 31, 2022, the Consolidated Balance Sheets contained the reserve for losses and loss adjustment expense of $4.5 million.

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

During 2022, the Company repurchased 1,164,009 shares at an average price of $63.62 for a total cost of $74.1 million under the current share repurchase authorization. During 2021, the Company repurchased 1,811,853 shares at an average price of $45.57 for a total cost of $82.6 million under the current share repurchase authorization. At December 31, 2022, the remaining amount authorized by our board of directors for share repurchases was approximately $249.6 million. Under the authorized repurchase programs, the Company has repurchased approximately 19.7 million shares for an aggregate cost of approximately $748.0 million between 2014 and 2022.

During 2022, the Company paid an annualized dividend of $0.423 per share for a total of $119.5 million. During 2021, the Company paid an annualized dividend of $0.380 per share for a total of $107.2 million. On January 19, 2023 the board of directors approved a dividend of $0.1150 per share payable on February 15, 2023 to shareholders of record on February 3, 2023.

During 2022, the Company issued 252,802 shares valued at $14.7 million associated with business combinations. During 2021, the Company issued 184,772 shares valued at $9.9 million associated with business combinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Earn-out obligation — Refer to Notes 1 (Goodwill and Amortizable Intangible Assets) and 3 (Business Combinations) to the financial statements

Critical Audit Matter Description

The Company’s acquisition purchase price for business combinations includes an estimation of the fair value of liabilities associated with potential earn-out provisions, when an earn-out obligation is part of the negotiated transaction. The fair value of the earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. The earn-out obligations are typically based upon a multiple of average annual operating profit and/or revenue earned over a one to three-year period within a minimum and maximum range. Subsequent changes in the fair value of the earn-out obligations are recorded in the consolidated statement of income when incurred.

In determining fair value of the earn-out obligation, the acquired business’s future performance is estimated using financial projections of future earnings developed by management that are discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out obligation will be paid. The earn-out obligation balance was $251.6 million as of December 31, 2022 of which $119.3 million is recorded in accounts payable and $132.3 million is recorded in other liabilities in the consolidated balance sheet.

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
February 27, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brown & Brown, Inc. (the “Company”) and subsidiaries as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Orchid Underwriters Agency, LLC, GRP (Jersey) Holdco Limited et al., First Insurance Solutions Ltd., BdB Holdings Limited, Smithwick & Mariners Insurance, Inc., VistaNational Insurance Group, Inc., and Taylor Berry Knight Limited, which were acquired during 2022 and whose financial statements constitute approximately 0.2% and 7.1% of net and total assets, respectively, 5.97% of revenues, and 0.85% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

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
February 27, 2023

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2022: Orchid Underwriters Agency, LLC, GRP (Jersey) Holdco Limited et al., First Insurance Solutions Ltd., BdB Holdings Limited, Smithwick & Mariners Insurance, Inc., VistaNational Insurance Group, Inc., Taylor Berry Knight Limited, and Claim Technologies, Inc. (collectively the “2022 Excluded Acquisitions”), which were acquired during 2022 and whose financial statements constitute approximately 0.2% and 7.1% of net and total assets, respectively, 5.97% of revenues, and 0.85% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2022. Management’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 27, 2023

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief executive officer	R. Andrew Watts Executive vice president, chief financial officer and treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2022.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2022. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2023 (the “2023 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. A copy of our Code of Ethics for our chief executive officer and our senior financial officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our internet website, at www.bbinsurance.com, and are also available without charge, upon written request directed to Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2019 Stock Incentive Plan	6,088,438	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan	—
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	3,735,669
Brown & Brown, Inc. Performance Stock Plan	—
Total	9,824,107
Equity compensation plans not approved by shareholders	—

(1)
All of the shares available for future issuance under the Brown & Brown, Inc. 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, restricted stock units or other stock-based awards.
(2)
The number of securities remaining available of 6,088,438 has been reduced by 1,198,548 to reflect the maximum shares potentially distributed subject to the level of performance obtained for outstanding performance-based grants which may be increased up to 200% of the target or decreased to zero.

The other information required by this item is incorporated herein by reference to the 2023 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15. Exhibits and Financial Statements Schedules.

The following documents are filed as part of this Report:

1. Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 19, 2023).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

4.1	Description of the Registrant’s capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K filed February 24, 2020).

4.2	Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 18, 2014).

4.3

First Supplemental Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association

(incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 18, 2014).

4.4	Form of the Registrant’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

4.5	Second Supplemental Indenture, dated as of March 11, 2019, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 12, 2019).

4.6	Form of Registrant’s 4.500% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 12, 2019).

4.7

Third Supplemental Indenture, dated as of September 24, 2020, between Brown & Brown, Inc. and U.S. Bank National

Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 24, 2020).

4.8	Form of Brown & Brown, Inc.'s 2.375% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 24, 2020).

4.9

Fourth Supplemental Indenture, dated as of March 17, 2022, between Brown & Brown, Inc. and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 17, 2022).

4.10	Form of Brown & Brown, Inc.'s 4.200% Notes due 2032 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 17, 2022).

4.11	Form of Brown & Brown, Inc.'s 4.950% Notes due 2052 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 17,2022).

10.1(a)*	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.1(b)*

Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays (incorporated by reference to Exhibit 10.1(e) to Form 10-K for the year ended December 31, 2019).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)*	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.4(f)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.4(g)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

10.4(h)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2021).

10.4(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2021).

10.4(j)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2022).

10.4 (k)*	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 23, 2022).

10.5

Second Amended and Restated Credit Agreement dated October 27, 2021, among the Registrant JPMorgan Chase Bank, N.A., Bank America, N.A., Truist Bank and BMO Harris Bank N.A (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 22, 2022)

10.6

Term Loan Credit Agreement, dated December 21, 2018, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., BMO Harris Bank N.A. and SunTrust Bank as co-syndication agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2019).

10.7

Majority Share Purchase Agreement, dated March 7, 2022, between the Company, Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022).

10.8

Amendment Agreement, dated July 1, 2022, to Majority Share Purchase Agreement, dated March 7, 2022, between the Company Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2022).

10.9

Loan Agreement, dated March 31, 2022, between the Company and the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022).

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in inline XBRL, include: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

ITEM 16. Form 10-K Summary.

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 27, 2023	By:	/s/ J. Powell Brown
J. Powell Brown
President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; president and chief executive officer (principal executive officer)	February 27, 2023
J. Powell Brown

/s/ R. Andrew Watts	Executive vice president, chief financial officer and treasurer (principal financial and accounting officer)	February 27, 2023
R. Andrew Watts

*	Chairman of the board	February 27, 2023
J. Hyatt Brown

*	Director	February 27, 2023
Hugh M. Brown

*	Director	February 27, 2023
Lawrence L. Gellerstedt

*	Director	February 27, 2023
James C. Hays

*	Director	February 27, 2023
Theodore J. Hoepner

*	Director	February 27, 2023
James S. Hunt

*	Director	February 27, 2023
Toni Jennings

*	Director	February 27, 2023
Timothy R.M. Main

*	Director	February 27, 2023
Jaymin B. Patel

*	Director	February 27, 2023
H. Palmer Proctor, Jr.

*	Director	February 27, 2023
Wendell Reilly

*	Director	February 27, 2023
Chilton D. Varner

*By:	/s/ Anthony M. Robinson
Anthony M. Robinson Attorney-in-fact