Form 10-Q
period 2023-03-31
BROWN & BROWN, INC.
filed 2023-04-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 24, 2023 was 283,644,264.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2023	2022
REVENUES
Commissions and fees	$1,108.0	$904.3
Investment income	7.0	0.2
Other income, net	1.0	0.2
Total revenues	1,116.0	904.7
EXPENSES
Employee compensation and benefits	571.1	459.0
Other operating expenses	160.7	126.8
(Gain)/loss on disposal	(5.7)	(0.2)
Amortization	41.4	31.1
Depreciation	9.9	8.1
Interest	46.7	18.3
Change in estimated acquisition earn-out payables	(2.3)	(3.4)
Total expenses	821.8	639.7
Income before income taxes	294.2	265.0
Income taxes	58.7	44.7
Net income	$235.5	$220.3
Net income per share:
Basic	$0.83	$0.78
Diluted	$0.83	$0.77
Dividends declared per share	$0.115	$0.103

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2023	2022
Net income	$235.5	$220.3
Foreign currency translation	47.1	(2.1)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	0.3	(0.9)
Comprehensive income	$282.9	$217.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$563.5	$650.0
Fiduciary cash	1,380.0	1,383.2
Short-term investments	9.3	12.0
Commission, fees and other receivables	776.0	642.9
Fiduciary receivables	914.2	881.4
Reinsurance recoverable	142.7	831.0
Prepaid reinsurance premiums	379.6	393.2
Other current assets	190.8	202.3
Total current assets	4,356.1	4,996.0
Fixed assets, net	241.6	239.9
Operating lease assets	210.0	214.9
Goodwill	6,730.2	6,674.2
Amortizable intangible assets, net	1,581.6	1,595.2
Investments	25.4	22.4
Other assets	255.0	230.9
Total assets	$13,399.9	$13,973.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$2,294.3	$2,264.6
Losses and loss adjustment reserve	154.1	841.1
Unearned premiums	399.7	412.3
Accounts payable	342.7	286.5
Accrued expenses and other liabilities	375.8	541.5
Current portion of long-term debt	246.3	250.6
Total current liabilities	3,812.9	4,596.6
Long-term debt less unamortized discount and debt issuance costs	3,680.0	3,691.5
Operating lease liabilities	191.0	195.9
Deferred income taxes, net	563.5	584.0
Other liabilities	307.5	298.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 303.3 shares and outstanding 283.6 shares at 2023, issued 302.9 shares and outstanding 283.2 shares at 2022, respectively	30.3	30.3
Additional paid-in capital	907.9	919.7
Treasury stock, at cost 19.7 shares at 2023, 19.7 shares at 2022, respectively.	(748.1)	(748.0)
Accumulated other comprehensive loss	(101.0)	(148.4)
Retained earnings	4,755.9	4,553.0
Total shareholders’ equity	4,845.0	4,606.6
Total liabilities and shareholders’ equity	$13,399.9	$13,973.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	283.2	$30.3	$919.7	$(748.0)	$(148.4)	$4,553.0	$4,606.6
Net income						235.5	235.5
Net unrealized holding (loss) gain on available-for-sale securities					0.3		0.3
Foreign currency translation					47.1		47.1
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3.4				3.4
Stock incentive plans	1.0	0.1	20.9				21.0
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.6)	(0.1)	(36.1)				(36.2)
Purchase of treasury stock	—			(0.1)			(0.1)
Cash dividends paid ($0.1150 per share)						(32.6)	(32.6)
Balance at March 31, 2023	283.6	$30.3	$907.9	$(748.1)	$(101.0)	$4,755.9	$4,845.0

Balance at December 31, 2021	282.5	$30.1	$849.4	$(673.9)	$(9.4)	$4,000.7	$4,196.9
Net income						220.3	220.3
Net unrealized holding (loss) gain on available-for-sale securities					(0.9)		(0.9)
Foreign currency translation					(2.1)		(2.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.7				2.7
Stock incentive plans	1.7	0.2	17.3				17.5
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.7)	(0.1)	(45.9)				(46.0)
Purchase of treasury stock	(0.4)			(24.1)			(24.1)
Cash dividends paid ($0.1025 per share)						(28.9)	(28.9)
Balance at March 31, 2022	283.1	$30.2	$823.5	$(698.0)	$(12.4)	$4,192.1	$4,335.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$235.5	$220.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	41.4	31.1
Depreciation	9.9	8.1
Non-cash stock-based compensation	24.4	20.1
Change in estimated acquisition earn-out payables	(2.3)	(3.4)
Deferred income taxes	0.6	15.2
Amortization of debt discount and disposal of deferred financing costs	1.0	0.7
Net (gain)/loss on sales/disposals of investments, fixed assets and customer accounts	(5.4)	(0.1)
Payments on acquisition earn-outs in excess of original estimated payables	—	(13.5)
Effect of changes in foreign exchange rate changes	—	(0.1)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(130.7)	(87.8)
Reinsurance recoverable (increase) decrease	688.3	24.8
Prepaid reinsurance premiums (increase) decrease	13.6	29.8
Other assets (increase) decrease	(6.1)	31.0
Losses and loss adjustment reserve increase (decrease)	(687.0)	(24.8)
Unearned premiums increase (decrease)	(12.7)	(29.7)
Accounts payable increase (decrease)	71.5	22.2
Accrued expenses and other liabilities increase (decrease)	(169.8)	(143.1)
Other liabilities increase (decrease)	(12.4)	2.8
Net cash provided by operating activities	59.8	103.6
Cash flows from investing activities:
Additions to fixed assets	(11.8)	(10.0)
Payments for businesses acquired, net of cash acquired	(37.6)	(436.0)
Proceeds from sales of fixed assets and customer accounts	6.1	0.2
Purchases of investments	(3.6)	—
Proceeds from sales of investments	3.7	—
Net cash used in investing activities	(43.2)	(445.8)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(18.7)	(85.2)
Payments on acquisition earn-outs	(16.1)	(33.4)
Proceeds from long-term debt	—	1,200.0
Payments on long-term debt	(16.9)	(10.6)
Deferred debt issuance costs	—	(23.4)
Borrowings on revolving credit facility	—	350.0
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(36.2)	(46.0)
Purchase of treasury stock	(0.1)	(24.1)
Cash dividends paid	(32.6)	(28.9)
Net cash (used in)/provided by financing activities	(120.6)	1,298.4
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	14.3	(0.3)
Net (decrease)/increase in cash and cash equivalents inclusive of fiduciary cash	(89.7)	955.9
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,033.2	1,470.2
Cash and cash equivalents inclusive of fiduciary cash at end of period	$1,943.5	$2,426.1

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

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recently Issued Accounting Pronouncements

None.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. These amendments, along with the amendments within ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" that extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted ASU 2020-04 in connection with enacting on February 10, 2023 the transition provision in our Second Amended and Restated Credit Agreement dated October 27, 2021. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$488.9	$157.8	$100.0	$—	$—	$746.7
Fees (2)	126.1	50.3	17.9	44.3	(0.6)	238.0
Other supplemental commissions (3)	82.4	2.4	1.7	—	—	86.5
Profit-sharing contingent commissions (4)	15.4	7.9	3.5	—	—	26.8
Earned premium (5)	—	10.0	—	—	—	10.0
Investment income (6)	0.2	1.2	0.2	—	5.4	7.0
Other income, net (7)	0.5	0.2	0.1	—	0.2	1.0
Total Revenues	$713.5	$229.8	$123.4	$44.3	$5.0	$1,116.0

	Three months ended March 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$393.5	$117.3	$78.3	$—	$—	$589.1
Fees (2)	112.7	34.6	16.1	43.6	(0.4)	206.6
Other supplemental commissions (3)	72.2	1.1	5.6	—	—	78.9
Profit-sharing contingent commissions (4)	17.9	8.0	2.7	—	—	28.6
Earned premium (5)	—	1.1	—	—	—	1.1
Investment income (6)	—	0.1	0.1	—	—	0.2
Other income, net (7)	0.1	—	0.1	—	—	0.2
Total Revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7

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
(7)
Other income, net consists primarily of other miscellaneous income.
(8)
Fees within Other reflects the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended March 31,
(in millions, except per share data)	2023	2022
U.S.	$998.2	$884.3
U.K.	98.1	4.6
Ireland	11.3	9.2
Canada	5.3	5.1
Other	3.1	1.5
Total Revenues	$1,116.0	$904.7

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2023 and December 31, 2022 were as follows:

(in millions)	March 31, 2023	December 31, 2022
Contract assets	$543.5	$431.2
Contract liabilities	$104.2	$113.3

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2022 is due to normal seasonality, growth in our business, and from businesses acquired in the current year.

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

As of March 31, 2023, deferred revenue consisted of $67.1 million as current portion to be recognized within one year and $37.1 million in long-term to be recognized beyond one year. As of December 31, 2022, deferred revenue consisted of $79.9 million as current portion to be recognized within one year and $33.4 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2023 and 2022, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $12.0 million and $16.9 million, respectively, consisting of additional variable consideration received on our profit-sharing contingent commissions and other supplemental commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15 year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $80.4 million and $76.0 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the Company deferred $5.9 million of incremental cost to obtain customer contracts. The Company recorded an expense of $1.5 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2023.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of March 31, 2023 was $92.1 million. The cost to fulfill balance as of December 31, 2022 was $108.7 million. For the three months ended March 31, 2023, the Company had net expense of $17.0 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Net income	$235.5	$220.3
Net income attributable to unvested awarded performance stock	(4.0)	(4.4)
Net income attributable to common shares	$231.5	$215.9
Weighted average number of common shares outstanding – basic	283.4	282.8
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4.8)	(5.7)
Weighted average number of common shares outstanding for basic net income per common share	278.6	277.1
Dilutive effect of potentially issuable common shares	0.8	1.5
Weighted average number of shares outstanding – diluted	279.4	278.6
Net income per share:
Basic	$0.83	$0.78
Diluted	$0.83	$0.77

NOTE 5 Business Combinations

During the three months ended March 31, 2023, Brown & Brown acquired all of the stock of five insurance intermediaries, assets and assumed certain liabilities of one insurance intermediary, and one book of business (customer accounts) for a total of seven acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2023, adjustments were made within the permitted measurement period that resulted in an increase in the purchase price of the affected acquisitions of $2.9 million. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2023 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for the seven acquisitions was $44.7 million, or $37.6 million net of cash and fiduciary cash acquired, during the three months ended March 31, 2023. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the three months ended March 31, 2023 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

	Three months ended March 31, 2023
(in millions)	Other (1)	Total
Cash paid	$44.7	$44.7
Other payable	0.2	0.2
Recorded earn-out payable	19.6	19.6
Total consideration	64.5	64.5
Maximum potential earn-out payable	21.1	21.1
Allocation of purchase price:
Cash and equivalents	3.3	3.3
Fiduciary cash	3.8	3.8
Fiduciary receivables	3.3	3.3
Other current assets	2.6	2.6
Fixed assets	0.2	0.2
Goodwill	23.0	23.0
Purchased customer accounts and other	16.6	16.6
Other assets	0.2	0.2
Total assets acquired	53.0	53.0
Fiduciary liabilities	(7.1)	(7.1)
Other current liabilities	(3.8)	(3.8)
Deferred income tax, net (2)	23.9	23.9
Other long-term liabilities	(1.5)	(1.5)
Total liabilities assumed	11.5	11.5
Net assets acquired	$64.5	$64.5
(1)
The other column represents current year acquisitions with total net assets acquired of less than $50.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.
(2)
The Company has revised the provisional amounts in the measurement period for items for which the accounting was incomplete. Additional time was needed to obtain the information necessary, present at the date of the acquisition, to recognize and measure all the items exchanged related to the acquisition of Orchid Underwriters Agency and CrossCover Insurance Services.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $23.0 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail and National Programs segments in the amounts of $44.6 million and ($21.6) million, respectively. Of the total goodwill of $23.0 million, $21.7 million relates to goodwill that will not be deductible for income tax purposes from acquisitions where we acquired the stock of the company. The amount of goodwill currently deductible for income tax purposes is $1.1 million and the remaining $0.2 million relates to recorded earn-out payables which will not be deductible for income tax purposes until it is earned and paid.

For the acquisitions completed during 2023, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through March 31, 2023, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2023, was $2.6 million. The income before income taxes from the acquisitions completed through March 31, 2023, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2023, was $1.0 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in millions, except per share data)	2023	2022
Total revenues	$1,116.3	$907.7
Income before income taxes	$294.3	$265.8
Net income	$235.6	$221.0
Net income per share:
Basic	$0.83	$0.78
Diluted	$0.83	$0.78
Weighted average number of shares outstanding:
Basic	278.6	277.1
Diluted	279.4	278.6

As of March 31, 2023 and 2022, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2023 and 2022, were as follows:

	Three months ended March 31,
(in millions)	2023	2022
Balance as of the beginning of the period	$251.6	$291.0
Additions to estimated acquisition earn-out payables	19.6	10.8
Payments for estimated acquisition earn-out payables	(16.1)	(46.9)
Subtotal	255.1	254.9
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4.2)	(4.8)
Interest expense accretion	1.9	1.4
Net change in earnings from estimated acquisition earn-out payables	(2.3)	(3.4)
Foreign currency translation adjustments during the year	1.4	(0.6)
Balance as of March 31,	$254.2	$250.9

Of the $254.2 million estimated acquisition earn-out payables as of March 31, 2023, $144.6 million was recorded as accounts payable and $109.6 million was recorded as other non-current liabilities. As of March 31, 2023, the maximum future acquisition contingency payments related to all acquisitions was $535.9 million, inclusive of the $254.2 million estimated acquisition earn-out payables as of March 31, 2023. Four of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP (Jersey) Holdco Limited and its businesses ("GRP") included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2023 is $3.6 million. The Company deems a significant increase to this amount to be unlikely. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2022 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023 are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2022	$4,309.0	$1,602.4	$591.5	$171.3	$6,674.2
Goodwill of acquired businesses	44.6	(21.6)	—	—	23.0
Goodwill disposed of relating to sales of businesses	—	(2.7)	—	—	(2.7)
Foreign currency translation and other adjustments during the year	34.3	(1.1)	2.5	—	35.7
Balance as of March 31, 2023	$4,387.9	$1,577.0	$594.0	$171.3	$6,730.2

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023				December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$2,968.9	$(1,404.2)	$1,564.7	14.8	$2,957.7	$(1,363.7)	$1,594.0	14.8
Non-compete agreements	39.3	(34.5)	4.8	4.4	39.3	(34.0)	5.3	4.4
Foreign currency translation adjustments during the year	13.2	(1.1)	12.1		(4.5)	0.4	(4.1)
Total	$3,021.4	$(1,439.8)	$1,581.6		$2,992.5	$(1,397.3)	$1,595.2

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2023, 2024, 2025, 2026 and 2027 is estimated to be $163.2 million, $158.6 million, $155.8 million, $149.8 million, and $136.6 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at March 31, 2023 and December 31, 2022 consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$18.8	$15.6
Current portion of 5-year term loan facility expires 2023	202.5	210.0
Current portion of 5-year term loan facility expires 2027	25.0	25.0
Total current portion of long-term debt	246.3	250.6
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499.7	$499.7
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.7	349.7
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.4	699.4
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598.1	598.0
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592.1	592.0
Total notes	2,739.0	2,738.8
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	212.5	218.8
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	—
3-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.625%, expires March 31, 2025	300.0	300.0
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	450.0	456.2
Total credit agreements	962.5	975.0
Debt issuance costs (contra)	(21.5)	(22.3)
Total long-term debt less unamortized discount and debt issuance costs	3,680.0	3,691.5
Current portion of long-term debt	246.3	250.6
Total debt	$3,926.3	$3,942.1

Note agreements: On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its revolving credit facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable in connection with our acquisition of GRP and to pay fees and expenses associated with the foregoing. As of March 31, 2023 and December 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

The Company also maintains other notes from other issuances aggregating to a total outstanding debt balance of $1,550.0 million exclusive of the associated discount balance as of March 31, 2023 and December 31, 2022.

Credit Agreements: On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens

Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the Revolving Credit Facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. On February 10, 2023, the Company entered into Amendment No.1 ("Amendment") of the Second Amended and Restated Credit Agreement which provided that the overnight London Interbank Offered Rate (“LIBOR”) should be replaced with a successor rate. The amendment also included additional terms and conditions for the Secured Overnight Financing Rate (“SOFR”) loans and Risk-free
Reference Rate ("RFR") loans.

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. The Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2023 and December 31, 2022, there was an outstanding debt balance issued under the Term A-1 Loans of $300.0 million. As of March 31, 2023 there was an outstanding loan balance on the Term A-2 Loans of $475.0 million and as of December 31, 2022 the outstanding balance on the Term A-2 Loans was $481.3 million.

The Company also maintains other credit agreements that include term loans and a revolving credit facility all having similar terms and covenants. The outstanding balances on the other term loans as of March 31, 2023 was $433.8 million and on December 31, 2022, the outstanding balance on these term loans was $444.4 million. As of March 31, 2023 and December 31, 2022 there was no outstanding balance on the revolving credit facility.

The Second Amended and Restated Credit Agreement, Term Loan Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2023 and December 31, 2022.

The 30-day Adjusted LIBOR Rate for and the Term Loan Credit Agreement as of March 31, 2023 were each 3.125%. The 1-month Term SOFR Rate for the term loan of the Second Amended and Restated Credit Agreement is 4.907%, the 1-month Term SOFR Rate for the Term A-1 Loans is 4.856% and the 1-month Term SOFR Rate for the Term A-2 Loans is 4.919% as of March 31, 2023. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in millions)		March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease assets	$210.0	$214.9
Total assets		210.0	214.9
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	46.2	45.0
Non-current operating lease liabilities	Operating lease liabilities	191.0	195.9
Total liabilities		$237.2	$240.9

As of March 31, 2023, the Company has entered into future lease agreements expected to commence later in 2023 consisting of undiscounted lease liabilities of $6.6 million.

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

The components of lease cost for operating leases for the three months ended March 31, 2023 and 2022 were:

	Three months ended March 31,
(in millions)	2023	2022
Operating leases:
Lease cost	$14.3	$13.1
Variable lease cost	1.1	1.1
Short-term lease cost	0.1	0.3
Operating lease cost	$15.5	$14.5
Sublease income	(0.3)	(0.4)
Total lease cost net	$15.2	$14.1

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2023 were:

Weighted average remaining lease term	6.21
Weighted average discount rate	3.14%

Maturities of the operating lease liabilities by fiscal year at March 31, 2023 for the Company's operating leases are as follows:

(in millions)	Operating leases
2023 (Remainder)	$38.8
2024	51.9
2025	44.7
2026	33.8
2027	27.0
Thereafter	64.5
Total undiscounted lease payments	260.7
Less: imputed interest	23.5
Present value of lease payments	$237.2

Supplemental cash flow information for operating leases for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in millions)	2023	2022
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$14.7	$14.1
Right-of-use assets obtained in exchange for new operating liabilities	$4.1	$13.8

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the three months ended March 31, 2023, the Company had an impact of $14.3 million on foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows which is primarily due to the increase in currency exchange rates for British pounds.

Cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in millions)	2023	2022
Cash paid during the period for:
Interest	$72.9	$27.1
Income taxes, net of refunds	$43.9	$4.6

Significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in millions)	2023	2022
Other payables issued for agency acquisitions and purchased customer accounts	$0.2	$—
Estimated acquisition earn-out payables issued for agency acquisitions	$19.6	$10.8

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2023 and 2022.

(in millions)	March 31, 2023	December 31, 2022
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,210.8	$1,231.9
Non-restricted fiduciary cash	169.2	151.3
Total restricted and non-restricted fiduciary cash at the end of the period	$1,380.0	$1,383.2

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

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows that are not reflected in the financial statements.

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

Brown & Brown conducts most of its operations within the United States of America. International operations include Retail operations in England, Bermuda, the Cayman Islands, Ireland and Northern Ireland, National Programs operations in Canada and England, and Wholesale Brokerage operations based in England, Italy and Belgium. These operations earned $117.8 million and $20.4 million of total revenues for the three months ended March 31, 2023 and 2022, respectively.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Intersegment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$713.5	$229.8	$123.4	$44.3	$5.0	$1,116.0
Investment income	$0.2	$1.2	$0.2	$—	$5.4	$7.0
Amortization	$27.4	$10.0	$2.7	$1.3	$—	$41.4
Depreciation	$4.3	$3.0	$0.7	$0.4	$1.5	$9.9
Interest expense	$21.8	$9.8	$2.7	$0.4	$12.0	$46.7
Income before income taxes	$210.2	$73.3	$31.2	$5.2	$(25.7)	$294.2
Total assets	$7,605.3	$3,675.2	$1,440.7	$285.0	$393.7	$13,399.9
Capital expenditures	$4.8	$4.9	$0.4	$0.3	$1.4	$11.8

	Three months ended March 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7
Investment income	$—	$0.1	$0.1	$—	$—	$0.2
Amortization	$21.1	$6.7	$2.0	$1.3	$—	$31.1
Depreciation	$2.5	$2.8	$0.7	$0.4	$1.7	$8.1
Interest expense	$23.6	$2.2	$3.5	$0.6	$(11.6)	$18.3
Income before income taxes	$184.1	$41.7	$25.6	$6.6	$7.0	$265.0
Total assets	$4,903.9	$3,338.8	$1,124.8	$290.5	$1,614.9	$11,272.9
Capital expenditures	$1.6	$5.6	$0.4	$0.2	$2.2	$10.0

NOTE 13 Investments

At March 31, 2023, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$23.7	$0.1	$(1.5)	$22.3
Corporate debt	7.1	—	(0.3)	6.8
Other	—	—	—	—
Total	$30.8	$0.1	$(1.8)	$29.1

At March 31, 2023, the Company held $22.3 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $6.8 million issued by corporations with investment grade ratings. Of that total, $3.7 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.6 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$—	$—	$18.6	$(1.5)	$18.6	$(1.5)
Corporate debt	1.2	—	5.6	(0.3)	6.8	(0.3)
Total	$1.2	$—	$24.2	$(1.8)	$25.4	$(1.8)

At March 31, 2023, the Company had 31 securities in an unrealized loss position. The unrealized losses for the period ended March 31, 2023 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2023.

At December 31, 2022, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$22.8	$—	$(1.8)	$21.0
Corporate debt	8.2	—	(0.4)	7.8
Total	$31.0	$—	$(2.2)	$28.8

At December 31, 2022, the Company held $21.0 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $7.8 million issued by corporations with investment grade ratings. Of that total, $6.4 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year, which also includes $5.6 million that is related to time deposits held with various financial institutions.

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

The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2023 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$3.7	$3.7
Due after one year through five years	$27.1	$25.4
Due after five years	$—	$—
Total	$30.8	$29.1

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$6.5	$6.4
Due after one year through five years	24.5	22.4
Due after five years	—	—
Total	$31.0	$28.8

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities and maturing time deposits were $3.7 million from the period of January 1, 2023 to March 31, 2023. These proceeds were generally used to purchase an additional $3.6 million of fixed income securities and time deposits. Their gains and losses realized on the sale of securities for the period from January 1, 2023 to March 31, 2023 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At March 31, 2023, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.
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

	Three months ended March 31, 2023
(in millions)	Written	Earned
Direct premiums - WNFIC	$162.4	$184.7
Ceded premiums - WNFIC	(162.4)	(184.7)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	25.8	16.8
Ceded premiums - Quota share captive	(15.9)	(6.8)
Net premiums - Quota share captive and excess of loss layer captive	9.9	10.0
Net premiums - Total	$9.9	$10.0

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 29.7% gross expense allowance from January 1, 2023 through March 31, 2023. For the period from January 1, 2023 through March 31, 2023, the Company ceded $161.8 million of written premiums to FEMA, with $0.6 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of March 31, 2023 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $139.2 million and prepaid reinsurance premiums of $359.6 million which are related to the WNFIC business. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2023 through March 31, 2023, as WNFIC’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for WNFIC, excluding related reinsurance recoverable, as of March 31, 2023 was $139.2 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $33.0 million at March 31, 2023 and $31.8 million as of December 31, 2022. For the period from January 1, 2023 through March 31, 2023, WNFIC generated statutory net income of $0.5 million. For the period from January 1, 2022 through December 31, 2022, WNFIC generated statutory net income of $1.3 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2022 and the maximum dividend payout that may be made in 2023 without prior approval is $3.2 million.

In December 2021, the initial funding to capitalize the quota share Captive was $5.9 million. This capital in addition to current earnings of $8.5 million through March 31, 2023, is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the three months ended March 31, 2023, were $9.0 million and $9.9 million, respectively. For three months ended March 31, 2023 the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $8.6 million, of which $7.8 million is related to the estimated insured losses with Hurricane Ian. In connection with the estimated IBNR from Hurricane Ian claims, $3.6 million was recorded as estimated reinsurance recoverable for a net expected loss of $4.2 million. As of March 31, 2023, reported insured losses associated with Hurricane Ian of $2.4 million. As of March 31, 2023 the Condensed Consolidated Balance Sheet contained prepaid reinsurance premiums of $20.0 million related to the Captive of deferred acquisitions costs of $19.4 million, reinsurance payable for $5.3 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $8.6 million. The first collateral release is expected in 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in September 2022 with underlying reinsurance treaties effective from June 1 through May 31, 2023. This Captive’s maximum underwriting exposure is $5.2 million. Assumed net earned premiums for the Captive for the three months ended March 31, 2023 were $0.9 million. As of March 31, 2023 the Condensed Consolidated Balance Sheet contained the reserve for losses and loss adjustment expense of $6.3 million of which $6.0 million is related to Hurricane Ian.

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

From January 1, 2023 to March 31, 2023, the Company completed share repurchases in the open market of 2,100 shares at a total cost of $0.1 million, at an average price of $53.84 per share.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $249.5 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company paid a dividend of $0.1150 per share, which was approved by the Board of Directors on January 18, 2023 and paid on February 15, 2023 for a total of $32.6 million.

On April 24, 2023 the Board of Directors approved a dividend of $0.1150 per share payable on May 17, 2023 to shareholders of record on May 8, 2023.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the two discussions should be read together.

GENERAL

Company Overview — First Quarter of 2023

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

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic or a reduction of purchase limits the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, which increase the value of insurable exposure units, or a general decline in economic activity, which could decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on net new business and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

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

For the three months ended March 31, 2023, our total commissions and fees growth rate was 22.5%, and our consolidated Organic Revenue growth rate was 12.6%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term money-market funds and fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects other miscellaneous revenues.

Income before income taxes for the three months ended March 31, 2023 increased from the first quarter of 2022 by $29.2 million or 11.0%, driven by net new business and acquisitions completed in the past 12 months, which were partially offset by increased amortization expense as a result of our recent acquisitions along with increased interest expense associated with higher average debt balances from debt issued and bank financing in the first quarter of 2022 to fund the acquisitions of GRP (Jersey) Holdco Limited and its businesses ("GRP"), Orchid Underwriters Agency and CrossCover Insurance Services ("Orchid") and BdB Limited companies ("BdB") as well as increases in the floating-rate benchmark used on our adjustable rate debt.

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

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our four segments, because it allows us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We also view Total Revenues - Adjusted, EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue, and EBITDAC Margin - Adjusted as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Non-GAAP Revenue Measures

•
Total Revenues - Adjusted is our total revenues, excluding Foreign Currency Translation (as defined below).
•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) Foreign Currency Translation (as defined below). The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth.

Non-GAAP Earnings Measures

•
EBITDAC is defined as income before interest, income taxes, depreciation, amortization and the change in estimated acquisition earn-out payables.
•
EBITDAC Margin is defined as EBITDAC divided by total revenues.
•
EBITDAC - Adjusted is defined as EBITDAC, excluding (i) (gain)/loss on disposal, (ii) Acquisition/Integration Costs (as defined below), (iii) for 2023, the 1Q23 Nonrecurring Cost (as defined below) and (iv) Foreign Currency Translation (as defined below).
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by Total Revenues - Adjusted.

Definitions Related to Certain Components of Non-GAAP Measures

•
“Acquisition/Integration Costs” means the acquisition and integration costs (e.g., costs associated with regulatory filings, legal/accounting services, due diligence and the costs of integrating our information technology systems) arising out of our acquisitions of GRP (Jersey) Holdco Limited and its business, Orchid Underwriters Agency and CrossCover Insurance Services, and BdB Limited companies, which are not considered to be normal, recurring or part of the ongoing operations.
•
“Foreign Currency Translation” means the period-over period impact of foreign currency translation, which is calculated by applying current-year foreign exchange rates to the various functional currencies in our business to our reporting currency of US dollars for the same period in the prior year.

•
“1Q23 Nonrecurring Cost” means approximately $11.0 million expensed and substantially paid in the first quarter of 2023 to resolve a business matter, which is not considered to be normal, recurring or part of the ongoing operations.

Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments and, therefore comparability may be limited. This supplemental non-GAAP financial information should be considered in addition to, and not in lieu of, the Company's Condensed Consolidated Financial Statements.

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2023, we acquired 618 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2022. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations including potential earn-out obligations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2023	2022	% Change
REVENUES
Core commissions and fees	$1,081.2	$875.7	23.5%
Profit-sharing contingent commissions	26.8	28.6	(6.3)%
Investment income	7.0	0.2	NMF
Other income, net	1.0	0.2	NMF
Total revenues	1,116.0	904.7	23.4%
EXPENSES
Employee compensation and benefits	571.1	459.0	24.4%
Other operating expenses	160.7	126.8	26.7%
(Gain)/loss on disposal	(5.7)	(0.2)	NMF
Amortization	41.4	31.1	33.1%
Depreciation	9.9	8.1	22.2%
Interest	46.7	18.3	155.2%
Change in estimated acquisition earn-out payables	(2.3)	(3.4)	NMF
Total expenses	821.8	639.7	28.5%
Income before income taxes	294.2	265.0	11.0%
Income taxes	58.7	44.7	31.3%
NET INCOME	$235.5	$220.3	6.9%
Income Before Income Taxes Margin (1)	26.4%	29.3%
EBITDAC - Adjusted (2)	$398.2	$323.1	23.2%
EBITDAC Margin - Adjusted (2)	35.7%	35.7%
Organic Revenue growth rate (2)	12.6%	7.8%
Employee compensation and benefits relative to total revenues	51.2%	50.7%
Other operating expenses relative to total revenues	14.4%	14.0%
Capital expenditures	$11.8	$10.0	18.0%
Total assets at March 31,	$13,399.9	$11,272.9

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the three months ended March 31, 2023 increased $203.7 million to $1,108.0 million, or 22.5%, over the same period in 2022. Core commissions and fees revenue for the first quarter of 2023 increased $205.5 million, composed of : (i) approximately $107.0 million of net new and renewal business, which reflects an Organic Revenue growth rate of 12.6%; (ii) $113.9 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an offsetting decrease from the impact of Foreign Currency Translation of $0.7 million; and (iv) an offsetting decrease of $15.6 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions for the first quarter of 2022 decreased by $1.8 million, or 6.3%, compared to the same period in 2022.

Investment Income

Investment income for the three months ended March 31, 2023 increased $6.8 million from the same period in 2022. This increase was primarily driven by higher average interest rates compared to the prior year.

Other Income

Other income for the three months ended March 31, 2023 increased $0.8 million to $1.0 million as compared to the same period in 2022.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 51.2% for the three months ended March 31, 2023 as compared to 50.7% for the three months ended March 31, 2022, and increased 24.4%, or $112.1 million. This increase included $56.0 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2022. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2023 and 2022 increased by $56.1 million, or 12.2%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in producer compensation associated with revenue growth and (iii) the year-over-year increase of approximately $14.7 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 14.4% of total revenues for the first quarter of 2023 as compared to 14.0% for the first quarter of 2022. Other operating expenses for the first quarter of 2023 increased $33.9 million, or 26.7%, from the same period of 2022. The net increase included: (i) $27.0 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2022; (ii) expenses of approximately $11.0 million to resolve a business matter during the first quarter of 2023 which is not considered to be normal, recurring or part of the ongoing operations; (iii) increased variable costs with travel and entertainment being the largest driver, partially offset by; (iv) the year-over-year decrease of approximately $14.7 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above.

Gain or Loss on Disposal

Gain on disposal for the first quarter of 2023 increased $5.5 million from the first quarter of 2022. The gains on disposal were due to activity associated with book of business sales. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2023 increased $10.3 million, or 33.1%, compared to the first quarter of 2022. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the first quarter of 2023 increased $1.8 million, or 22.2%, compared to the first quarter of 2022. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, and net additions of fixed assets resulting from businesses acquired in the past 12 months, which were partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the first quarter of 2023 increased $28.4 million, or 155.2%, compared to the first quarter of 2022. These increases were due to higher average debt balances resulting from debt issuance and bank financing in the first quarter of 2022 to fund the acquisitions of Orchid, GRP, and BdB, as well as increases in the floating-rate benchmark used on our adjustable-rate debt.

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

As of March 31, 2023 and 2022, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in millions)	2023	2022
Change in fair value of estimated acquisition earn-out payables	$(4.2)	$(4.8)
Interest expense accretion	1.9	1.4
Net change in earnings from estimated acquisition earn-out payables	$(2.3)	$(3.4)

For the three months ending March 31, 2023, the fair value of estimated earn-out payables was re-evaluated and decreased by $4.2 million and decreased by $4.8 for the three months ending March 31, 2022, which resulted in credits to the Condensed Consolidated Statements of Income, respectively.

As of March 31, 2023, estimated acquisition earn-out payables totaled $254.2 million, of which $144.6 million was recorded as accounts payable and $109.6 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2023 and 2022 was 20.0% and 16.9%. The increase was driven primarily by the lower tax benefit associated with incremental vesting of restricted stock awards in the first quarter 2023 as compared to the first quarter of 2022.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other revenues in each segment reflects net gains from miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate and EBITDAC Margin.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, and the growth rates for Organic Revenue for the three months ended March 31, 2023, including by segment, are as follows:

2023	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$712.2	$595.9	$228.4	$162.1	$123.1	$102.7	$44.3	$43.6	$1,108.0	$904.3
Total change	$116.3		$66.3		$20.4		0.7		$203.7
Total growth %	19.5%		40.9%		19.9%		1.6%		22.5%
Profit-sharing contingent commissions	(15.4)	(17.9)	(7.9)	(8.0)	(3.5)	(2.7)	—	—	(26.8)	(28.6)
Core commissions and fees	$696.8	$578.0	$220.5	$154.1	$119.6	$100.0	$44.3	$43.6	$1,081.2	$875.7
Acquisitions	(78.6)	—	(20.0)	—	(15.3)	—	—	—	(113.9)	—
Dispositions	—	(9.2)	—	(3.9)	—	(2.5)	—	—	—	(15.6)
Foreign currency translation	—	(0.4)	—	(0.3)	—	—	—	—	—	(0.7)
Organic Revenue (2)	$618.2	$568.4	$200.5	$149.9	$104.3	$97.5	$44.3	$43.6	$967.3	$859.4
Organic Revenue growth (2)	$49.8		$50.6		$6.8		$0.7		$107.9
Organic Revenue growth rate (2)	8.8%		33.8%		7.0%		1.6%		12.6%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of this 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, and the growth rates for Organic Revenue for the three months ended March 31, 2022, including by segment, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$595.9	$521.7	$162.1	$154.6	$102.7	$90.7	$43.6	$47.0	$904.3	$814.0
Total change	$74.2		$7.5		$12.0		$(3.4)		$90.3
Total growth %	14.2%		4.9%		13.2%		(7.2)%		11.1%
Profit-sharing contingent commissions	(17.9)	(15.7)	(8.0)	(8.3)	(2.7)	(1.9)	—	—	(28.6)	(25.9)
Core commissions and fees	578.0	506.0	154.1	146.3	100.0	88.8	43.6	47.0	875.7	788.1
Acquisition revenues	$(28.3)	$—	$(0.1)	$—	$(0.9)	$—	$—	$—	$(29.3)	$—
Divested business	—	(0.7)	—	(1.2)	—	—	—	(0.5)	—	(2.4)
Foreign currency translation	—	(0.7)	—	—	—	—	—	—	—	(0.7)
Organic Revenue (2)	$549.7	$504.6	$154.0	$145.1	$99.1	$88.8	$43.6	$46.5	$846.4	$785.0
Organic Revenue growth (2)	$45.1		$8.9		$10.3		$(2.9)		$61.4
Organic Revenue growth rate (2)	8.9%		6.1%		11.6%		(6.2)%		7.8%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2023, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$713.5	$229.8	$123.4	$44.3	$5.0	$1,116.0
Total Revenues - Adjusted(2)	713.5	229.8	123.4	44.3	5.0	1,116.0
Income before income taxes	210.2	73.3	31.2	5.2	(25.7)	294.2
Income Before Income Taxes Margin(1)	29.5%	31.9%	25.3%	11.7%	NMF	26.4%
Amortization	27.4	10.0	2.7	1.3	—	41.4
Depreciation	4.3	3.0	0.7	0.4	1.5	9.9
Interest	21.8	9.8	2.7	0.4	12.0	46.7
Change in estimated acquisition earn-out payables	(2.7)	(0.2)	0.6	—	—	(2.3)
EBITDAC(2)	261.0	95.9	37.9	7.3	(12.2)	389.9
EBITDAC Margin(2)	36.6%	41.7%	30.7%	16.5%	NMF	34.9%
(Gain)/loss on disposal	—	(5.7)	—	—	—	(5.7)
Acquisition/Integration Costs	2.8	0.1	0.1	—	—	3.0
1Q23 Nonrecurring Cost	—	—	—	—	11.0	11.0
EBITDAC - Adjusted(2)	$263.8	$90.3	$38.0	$7.3	$(1.2)	$398.2
EBITDAC Margin - Adjusted(2)	37.0%	39.3%	30.8%	16.5%	NMF	35.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2022, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$596.4	$162.2	$102.9	$43.6	$(0.4)	$904.7
Foreign Currency Translation	(0.4)	(0.3)	—	—	—	(0.7)
Total Revenues - Adjusted(2)	596.0	161.9	102.9	43.6	(0.4)	904.0
Income before income taxes	184.1	41.7	25.6	6.6	7.0	265.0
Income Before Income Taxes Margin(1)	30.9%	25.7%	24.9%	15.1%	NMF	29.3%
Amortization	21.1	6.7	2.0	1.3	—	31.1
Depreciation	2.5	2.8	0.7	0.4	1.7	8.1
Interest	23.6	2.2	3.5	0.6	(11.6)	18.3
Change in estimated acquisition earn-out payables	(3.7)	0.1	0.2	—	—	(3.4)
EBITDAC(2)	227.6	53.5	32.0	8.9	(2.9)	319.1
EBITDAC Margin(2)	38.2%	33.0%	31.1%	20.4%	NMF	35.3%
(Gain)/loss on disposal	(0.2)	—	—	—	—	(0.2)
Acquisition/Integration Costs	2.3	0.3	0.4	—	1.4	4.4
Foreign Currency Translation	(0.1)	(0.1)	—	—	—	(0.2)
EBITDAC - Adjusted(2)	$229.6	$53.7	$32.4	$8.9	$(1.5)	$323.1
EBITDAC Margin - Adjusted(2)	38.5%	33.2%	31.5%	20.4%	NMF	35.7%

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

Financial information relating to our Retail segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2023	2022	% Change
REVENUES
Core commissions and fees	$697.4	$578.4	20.6%
Profit-sharing contingent commissions	15.4	17.9	(14.0%)
Investment income	0.2	—	NMF
Other income, net	0.5	0.1	NMF
Total revenues	713.5	596.4	19.6%
EXPENSES
Employee compensation and benefits	353.6	288.1	22.7%
Other operating expenses	98.9	80.9	22.2%
(Gain)/loss on disposal	—	(0.2)	NMF
Amortization	27.4	21.1	29.9%
Depreciation	4.3	2.5	72.0%
Interest	21.8	23.6	(7.6%)
Change in estimated acquisition earn-out payables	(2.7)	(3.7)	NMF
Total expenses	503.3	412.3	22.1%
Income before income taxes	$210.2	$184.1	14.2%
Income Before Income Taxes Margin (1)	29.5%	30.9%
EBITDAC - Adjusted (2)	$263.8	$229.6	14.9%
EBITDAC Margin - Adjusted (2)	37.0%	38.5%
Organic Revenue growth rate (2)	8.8%	8.9%
Employee compensation and benefits relative to total revenues	49.6%	48.3%
Other operating expenses relative to total revenues	13.9%	13.6%
Capital expenditures	$4.8	$1.6	200.0%
Total assets at March 31,	$7,605.3	$4,903.9

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended March 31, 2023 increased 19.6%, or $117.1 million, as compared to the same period in 2022, to $713.5 million. The $119.0 million increase in core commissions and fees revenue was driven by: (i) approximately $78.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; (ii) an increase of $49.8 million related to net new and renewal business; (iii) an offsetting decrease from the impact of Foreign Currency Translation of ($0.4) million; and (iv) an offsetting decrease of $9.2 million related to commissions and fees recorded in 2022 from businesses since divested. Profit-sharing contingent commissions for the first quarter of 2023 decreased 14.0%, or $2.5 million, as compared to the same period in 2022, to $15.4 million. The Retail segment’s total commissions and fees increased by 20.6%, and the Organic Revenue growth rate was 8.8% for the first quarter of 2023. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial auto, personal lines home and auto, commercial and condo property, partially offset by continued premium rate reductions in workers’ compensation.

Income before income taxes for the three months ended March 31, 2023 increased 14.2%, or $26.1 million, as compared to the same period in 2022, to $210.2 million. The primary factors driving this increase were: (i) the profit associated with the net increase in revenue as described above, partially offset by (ii) amortization and depreciation expenses growing faster than total revenues.

EBITDAC - Adjusted for the three months ended March 31, 2023 increased 14.9%, or $34.2 million, as compared to the same period in 2022, to $263.8 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2023 decreased to 37.0% from 38.5% in the same period in 2022. The decrease in EBITDAC Margin - Adjusted was driven by: (i) increased variable operating expenses, which are largely travel and meeting related; (ii) the seasonality of profit associated with recent acquisitions and (iii) lower year-over-year profit-sharing contingent commissions.

National Programs Segment

The National Programs segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. Businesses within this segment also operate our write-your-own flood insurance carrier, WNFIC and participate in two Captives. WNFIC’s underwriting business consists of policies written under and fully ceded to the NFIP and excess flood and private flood policies which are fully reinsured in the private market. The Captives provide additional underwriting capacity and allow us to participate in underwriting results. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These Captives give us another way to continue to participate in underwriting results while limiting exposure to claims expenses. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain managing general agents. The Captives limit the Company's exposure to claims expenses either through reinsurance or by participating in limited tranches of the underwriting risk.

The National Programs segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and Specialty Programs. Approximately 76.1% of the National Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our National Programs segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2023	2022	% Change
REVENUES
Core commissions and fees	$220.5	$154.1	43.1%
Profit-sharing contingent commissions	7.9	8.0	(1.3)%
Investment income	1.2	0.1	NMF
Other income, net	0.2	—	NMF
Total revenues	229.8	162.2	41.7%
EXPENSES
Employee compensation and benefits	88.1	73.4	20.0%
Other operating expenses	51.4	35.3	45.6%
(Gain)/loss on disposal	(5.7)	—	NMF
Amortization	10.0	6.7	49.3%
Depreciation	3.0	2.8	7.1%
Interest	9.8	2.2	NMF
Change in estimated acquisition earn-out payables	(0.1)	0.1	NMF
Total expenses	156.5	120.5	29.9%
Income before income taxes	$73.3	$41.7	75.8%
Income Before Income Taxes Margin (1)	31.9%	25.7%
EBITDAC - Adjusted (2)	$90.3	$53.7	68.2%
EBITDAC Margin - Adjusted (2)	39.3%	33.2%
Organic Revenue growth rate (2)	33.8%	6.1%
Employee compensation and benefits relative to total revenues	38.3%	45.3%
Other operating expenses relative to total revenues	22.4%	21.8%
Capital expenditures	$4.9	$5.6	(12.5%)
Total assets at March 31,	$3,675.2	$3,338.8

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs segment’s total revenue for the three months ended March 31, 2023 increased 41.7%, or $67.6 million, as compared to the same period in 2022, to $229.8 million. The $66.4 million increased in core commissions and fees revenue was driven by: (i) approximately $50.6 million of net new, renewal business, and fee revenues; (ii) $20.0 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an offsetting decrease from the impact of Foreign Currency Translation of $0.3 million; and (iv) an offsetting decrease of $3.9 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions for the first quarter of 2023 decreased approximately $0.1 million or 1.3% as compared to the first quarter of 2022.

The National Programs segment’s total commissions and fees increased by 43.1%, and the Organic Revenue growth rate was 33.8% for the three months ended March 31, 2023. The Organic Revenue growth was driven by strong new business and rate increases, good retention and modest exposure unit expansion, as well as claims revenue associated with Hurricane Ian.

Income before income taxes for the three months ended March 31, 2023 increased 75.8%, or $31.6 million, as compared to the same period in 2022, to $73.3 million. Income before income taxes increased due to the drivers of EBITDAC described below.

EBITDAC - Adjusted for the three months ended March 31, 2023 increased 68.2%, or $36.6 million, from the same period in 2022, to $90.3 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2023 increased to 39.3% from 33.2% in the same period in 2022. EBITDAC - Adjusted grew due to total revenue growth and leveraging our expense base.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 84.9% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2023	2022	% Change

REVENUES
Core commissions and fees	$119.6	$100.0	19.6%
Profit-sharing contingent commissions	3.5	2.7	29.6%
Investment income	0.2	0.1	100.0%
Other income, net	0.1	0.1	—%
Total revenues	123.4	102.9	19.9%
EXPENSES
Employee compensation and benefits	67.3	55.1	22.1%
Other operating expenses	18.2	15.8	15.2%
(Gain)/loss on disposal	—	—	—%
Amortization	2.7	2.0	35.0%
Depreciation	0.7	0.7	—%
Interest	2.7	3.5	(22.9)%
Change in estimated acquisition earn-out payables	0.6	0.2	200.0%
Total expenses	92.2	77.3	19.3%
Income before income taxes	$31.2	$25.6	21.9%
Income Before Income Taxes Margin (1)	25.3%	24.9%
EBITDAC - Adjusted (2)	$38.0	$32.4	17.3%
EBITDAC Margin - Adjusted (2)	30.8%	31.5%
Organic Revenue growth rate (2)	7.0%	11.6%
Employee compensation and benefits relative to total revenues	54.5%	53.5%
Other operating expenses relative to total revenues	14.7%	15.4%
Capital expenditures	$0.4	$0.4	—%
Total assets at March 31,	$1,440.7	$1,124.8

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended March 31, 2023 increased 19.9%, or $20.5 million, as compared to the same period in 2022, to $123.4 million. The $19.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $6.8 million related to net new and renewal business; and (ii) $15.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; partially offset by (iii) a decrease of $2.5 million related to commissions and fees recorded in 2022 from a business since divested. Profit-sharing contingent commissions for the first quarter of 2023 increased $0.8 million compared to the first quarter of 2022. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 19.6%, and the Organic Revenue growth rate was 7.0% for the first quarter of 2023. The Organic Revenue growth rate was driven by good new business and retention.

Income before income taxes for the three months ended March 31, 2023 increased 21.9%, or $5.6 million, as compared to the same period in 2022, to $31.2 million. The increase was due to: (i) the drivers of EBITDAC - Adjusted described below; (ii) lower intercompany interest expense and; (iii) decreased acquisition/integration costs; partially offset by (iv) higher amortization expenses; and (v) an increase in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended March 31, 2023 increased 17.3%, or $5.6 million, as compared to the same period in 2022, to $38.0 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2023 decreased to 30.8% from 31.5%, as compared to the same period in 2022. EBITDAC Margin - Adjusted decreased due to: (i) increased salary and related costs from incremental hiring as well as salary inflation; partially offset by (ii) total revenue growth; and (iv) higher profit-sharing contingent commissions.

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

Financial information relating to our Services segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2023	2022	% Change
REVENUES
Core commissions and fees	$44.3	$43.6	1.6%
Profit-sharing contingent commissions	—	—	—%
Investment income	—	—	—%
Other income, net	—	—	—%
Total revenues	44.3	43.6	1.6%
EXPENSES
Employee compensation and benefits	24.4	22.6	8.0%
Other operating expenses	12.6	12.1	4.1%
(Gain)/loss on disposal	—	—	—%
Amortization	1.3	1.3	—%
Depreciation	0.4	0.4	—%
Interest	0.4	0.6	(33.3)%
Change in estimated acquisition earn-out payables	—	—	—%
Total expenses	39.1	37.0	5.7%
Income before income taxes	$5.2	$6.6	(21.2%)
Income Before Income Taxes Margin (1)	11.7%	15.1%
EBITDAC - Adjusted (2)	$7.3	$8.9	(18.0%)
EBITDAC Margin - Adjusted (2)	16.5%	20.4%
Organic Revenue growth rate (2)	1.6%	(6.2)%
Employee compensation and benefits relative to total revenues	55.1%	51.8%
Other operating expenses relative to total revenues	28.4%	27.8%
Capital expenditures	$0.3	$0.2	50.0%
Total assets at March 31,	$285.0	$290.5

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services segment’s total revenues for the three months ended March 31, 2023 increased 1.6%, or $0.7 million, as compared to the same period in 2022, to $44.3 million. The Services segment’s Organic Revenue increased 1.6% for the first quarter of 2023 driven primarily by higher claims from winter storms as compared to the prior year.

Income before income taxes for the three months ended March 31, 2023 decreased 21.2%, or $1.4 million, as compared to the same period in 2022, to $5.2 million. Income before income taxes decreased due to the drivers of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the three months ended March 31, 2023 decreased 18.0%, or $1.6 million, from the same period in 2022, to $7.3 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2023 decreased to 16.5% from 20.4% in the same period in 2022. The decrease in EBITDAC and EBITDAC Margin was driven primarily by the reduction in revenue, higher salary and related costs along with certain one-time expenses.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of March 31, 2023 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months and thereafter.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800.0 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1.9 billion of incremental borrowing capacity as of March 31, 2023.

Contractual Cash Obligations

As of March 31, 2023, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,958.8	$246.3	$950.0	$512.5	$2,250.0
Other liabilities	168.8	4.4	18.8	15.3	130.3
Operating leases (1)	267.3	52.4	94.1	59.2	61.6
Interest obligations	1,541.8	181.3	282.2	202.7	875.6
Maximum future acquisition contingency payments (2)	535.9	289.5	240.2	6.2	—
Total contractual cash obligations (3)	$6,472.6	$773.9	$1,585.3	$795.9	$3,317.5

(1)
Includes $6.6 million of future lease commitments expected to commence later in 2023.
(2)
Includes $254.2 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Four of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2023 is $3.6 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $32.6 million of current liability for a dividend of $0.1150 per share approved by the Board of Directors on April 24, 2023.

Debt

Total debt at March 31, 2023 was $3,926.3 million net of unamortized discount and debt issuance costs, which was a decrease of $15.8 million compared to December 31, 2022. The decrease includes: the scheduled principal payments related to our various existing floating-rate debt term notes in total of $16.9 million; offset by the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.0 million

During the three months ended March 31, 2023, the Company repaid $3.1 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $231.3 million as of March 31, 2023. The Company's next scheduled principal payment is due June 30, 2023 and is equal to $3.1 million.

During the three months ended March 31, 2023, the Company repaid $7.5 million of principal related to the Term Loan Credit Agreement through quarterly scheduled principal payments. The Term Loan Credit Agreement had an outstanding balance of $202.5 million as of March 31, 2023. The Company’s next scheduled principal payment is due June 30, 2023 and is equal to $7.5 million.

During the three months ended March 31, 2023, the Company repaid $6.3 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $475.0 million as of March 31, 2023. The Company’s next scheduled principal payment is due June 30, 2023 and is equal to $6.3 million.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the Revolving Credit Facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. On February 10, 2023, the Company entered into Amendment No.1 ("Amendment") of the Second Amended and Restated Credit Agreement which provided that the overnight London Interbank Offered Rate (“LIBOR”) should be replaced with a successor rate. The amendment also included additional terms and conditions for the Secured Overnight Financing Rate (“SOFR”) loans and Risk-free
Reference Rate ("RFR") loans.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at March 31, 2023 and December 31, 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2023, we had $1,006.3 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the SOFR and $202.5 million of borrowings outstanding under Term Loan Credit Agreement tied to the overnight LIBOR. These aforementioned notes bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating-rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) has recommended the SOFR as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing the London interbank offered rate for dollars ("USD LIBOR") on a representative basis.

When the Company entered into the Second Amended and Restated Credit Agreement on October 27, 2021, it included provisions regarding transition from LIBOR to SOFR in preparation of the LIBOR cessation. As of February 10, 2023 we enacted the provision from LIBOR to SOFR as the benchmark rate for any outstanding loans under the Second Amended and Restated Credit Agreement. On March 31, 2022, the Company entered into the Loan Agreement which bears interest tied to the annual rate for the adjusted Secured Overnight Financing Rate ("Adjusted Term SOFR"). The Company does not have any other outstanding debt with LIBOR as the associated reference rate that requires conversion to SOFR or another reference rate.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of March 31, 2023, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2023. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2023, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2023:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)
January 1, 2023 to January 31, 2023	32,435	$57.19	—	$249.6
February 1, 2023 to February 28, 2023	608,318	56.49	—	249.6
March 1, 2023 to March 31, 2023	2,100	—	2,100	249.5
Total	642,853	$56.52	2,100	$249.5

(1)
Of the shares reported in this column, 1,200 shares were purchased in open market transactions at a total cost of $113,059. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan, our 2010 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400.0 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249.5 million. Between January 1, 2014 and March 31, 2023, the Company repurchased a total of approximately 19.7 million shares for an aggregate cost of approximately $748.1 million.
(3)
Dollar values stated in millions.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

10.1*

Amendment No. 1, dated as of February 10, 2023, to Second Amended and Restated Credit Agreement, dated as of October 27, 2021, among the Registrant, JPMorgan Chase Bank, N.A., and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 27, 2023	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)