Form 10-Q
period 2023-09-30
BROWN & BROWN, INC.
filed 2023-10-26
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 23, 2023 was 284,597,831.

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
•
Adverse economic conditions, political conditions, outbreaks of war, disasters, or regulatory changes in states or countries where we have a concentration of our business;
•
The inability to maintain our culture or a significant change in management, management philosophy or our business strategy;
•
Claims expense resulting from the limited underwriting risk associated with our participation in capitalized captive insurance facilities;
•
Risks associated with our automobile and recreational vehicle dealer services (“F&I”) businesses;
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

Assumptions as to any of the foregoing, and all statements, are not based upon historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based upon a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements. All forward-looking statements made herein are made only as of the date of this filing, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
REVENUES
Commissions and fees	$1,049.3	$925.2	$3,193.2	$2,668.2
Investment income	16.6	1.2	33.8	1.8
Other income, net	1.8	1.2	3.9	2.0
Total revenues	1,067.7	927.6	3,230.9	2,672.0
EXPENSES
Employee compensation and benefits	531.6	470.3	1,632.9	1,341.3
Other operating expenses	167.7	169.6	490.2	450.6
(Gain)/loss on disposal	(2.8)	—	(8.9)	(0.9)
Amortization	41.1	43.5	123.7	108.2
Depreciation	10.4	11.3	30.5	28.3
Interest	47.5	41.5	142.1	95.8
Change in estimated acquisition earn-out payables	29.9	(26.6)	29.4	(33.1)
Total expenses	825.4	709.6	2,439.9	1,990.2
Income before income taxes	242.3	218.0	791.0	681.8
Income taxes	66.4	56.9	189.2	155.2
Net income	$175.9	$161.1	$601.8	$526.6
Net income per share:
Basic	$0.62	$0.57	$2.12	$1.86
Diluted	$0.62	$0.57	$2.11	$1.85
Dividends declared per share	$0.115	$0.103	$0.345	$0.309

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$175.9	$161.1	$601.8	$526.6
Foreign currency translation	(77.2)	(172.3)	20.6	(304.5)
Unrealized gain/(loss) on available-for-sale debt securities, net of tax	0.1	(0.4)	0.2	(1.6)
Comprehensive (loss) income	$98.8	$(11.6)	$622.6	$220.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$755.7	$650.0
Fiduciary cash	1,515.2	1,383.2
Short-term investments	13.2	12.0
Commission, fees and other receivables	732.6	642.9
Fiduciary receivables	862.5	881.4
Reinsurance recoverable	220.1	831.0
Prepaid reinsurance premiums	502.7	393.2
Other current assets	243.2	202.3
Total current assets	4,845.2	4,996.0
Fixed assets, net	250.2	239.9
Operating lease assets	198.0	214.9
Goodwill	6,845.6	6,674.2
Amortizable intangible assets, net	1,531.7	1,595.2
Investments	24.3	22.4
Other assets	288.0	230.9
Total assets	$13,983.0	$13,973.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$2,377.7	$2,264.6
Losses and loss adjustment reserve	231.7	841.1
Unearned premiums	530.9	412.3
Accounts payable	380.2	286.5
Accrued expenses and other liabilities	507.5	541.5
Current portion of long-term debt	562.5	250.6
Total current liabilities	4,590.5	4,596.6
Long-term debt less unamortized discount and debt issuance costs	3,144.6	3,691.5
Operating lease liabilities	178.9	195.9
Deferred income taxes, net	568.4	584.0
Other liabilities	301.9	298.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 304.0 shares and outstanding 284.3 shares at 2023, issued 302.9 shares and outstanding 283.2 shares at 2022, respectively	30.4	30.3
Additional paid-in capital	987.1	919.7
Treasury stock, at cost 19.7 shares at 2023, 19.7 shares at 2022, respectively.	(748.1)	(748.0)
Accumulated other comprehensive loss	(127.6)	(148.4)
Retained earnings	5,056.9	4,553.0
Total shareholders’ equity	5,198.7	4,606.6
Total liabilities and shareholders’ equity	$13,983.0	$13,973.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	283.2	$30.3	$919.7	$(748.0)	$(148.4)	$4,553.0	$4,606.6
Net income						235.5	235.5
Net unrealized holding (loss) gain on available-for-sale securities					0.3		0.3
Foreign currency translation					47.1		47.1
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3.4				3.4
Stock incentive plans	1.0	0.1	20.9				21.0
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.6)	(0.1)	(36.1)				(36.2)
Purchase of treasury stock	—	—		(0.1)			(0.1)
Cash dividends paid ($0.1150 per share)						(32.6)	(32.6)
Balance at March 31, 2023	283.6	$30.3	$907.9	$(748.1)	$(101.0)	$4,755.9	$4,845.0
Net income						190.4	190.4
Net unrealized holding (loss) gain on available-for- sale securities					(0.2)		(0.2)
Foreign currency translation			(0.2)		50.7		50.5
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.4				2.4
Stock incentive plans	—	—	18.7				18.7
Directors	—	—	1.1				1.1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	—	—	(2.8)				(2.8)
Cash dividends paid ($0.1150 per share)						(32.6)	(32.6)
Balance at June 30, 2023	283.6	$30.3	$927.1	$(748.1)	$(50.5)	$4,913.7	$5,072.5
Net income						175.9	175.9
Net unrealized holding (loss) gain on available-for-sale securities					0.1		0.1
Foreign currency translation			—		(77.2)		(77.2)
Shares issued - employee stock compensation plans:
Employee stock purchase plan	0.7	0.1	42.9				43.0
Stock incentive plans	—	—	17.9				17.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	—	—	(0.8)				(0.8)
Cash dividends paid ($0.1150 per share)						(32.7)	(32.7)
Balance at September 30, 2023	284.3	$30.4	$987.1	$(748.1)	$(127.6)	$5,056.9	$5,198.7

Balance at December 31, 2021	282.5	$30.1	$849.4	$(673.9)	$(9.4)	$4,000.7	$4,196.9
Net income						220.3	220.3
Net unrealized holding (loss) gain on available-for-sale securities					(0.9)		(0.9)
Foreign currency translation					(2.1)		(2.1)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2.7				2.7
Stock incentive plans	1.7	0.2	17.3				17.5
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(0.7)	(0.1)	(45.9)				(46.0)
Purchase of treasury stock	(0.4)	—		(24.1)			(24.1)
Cash dividends paid ($0.1025 per share)						(28.9)	(28.9)
Balance at March 31, 2022	283.1	$30.2	$823.5	$(698.0)	$(12.4)	$4,192.1	$4,335.4
Net income						145.2	145.2
Net unrealized holding (loss) gain on available-for-sale securities					(0.3)		(0.3)
Foreign currency translation			(0.1)		(130.1)		(130.2)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			1.7				1.7
Stock incentive plans	(0.1)	—	12.1				12.1
Directors	—	—	0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	—	—	(2.4)				(2.4)
Purchase of treasury stock	(0.8)	—		(50.0)			(50.0)
Cash dividends paid ($0.1025 per share)						(29.0)	(29.0)
Balance at June 30, 2022	282.2	$30.2	$835.7	$(748.0)	$(142.8)	$4,308.3	$4,283.4
Net income						161.1	161.1
Net unrealized holding (loss) gain on available-for-sale securities					(0.4)		(0.4)
Foreign currency translation			0.6		(172.3)		(171.7)
Shares issued - employee stock compensation plans:

Employee stock purchase plan	0.8	0.1	39.1				39.2
Stock incentive plans	—	—	13.6				13.6
Agency acquisition	0.3	—	14.7				14.7
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	—	—	(0.3)				(0.3)
Purchase of treasury stock	—	—					—
Cash dividends paid ($0.1025 per share)						(29.0)	(29.0)
Balance at September 30, 2022	283.3	$30.3	$903.4	$(748.0)	$(315.5)	$4,440.4	$4,310.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$601.8	$526.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	123.7	108.2
Depreciation	30.5	28.3
Non-cash stock-based compensation	67.0	50.3
Change in estimated acquisition earn-out payables	29.4	(33.1)
Deferred income taxes	(1.4)	40.2
Amortization of debt discount and disposal of deferred financing costs	3.1	2.8
Amortization (accretion) of discounts and premiums, investment	0.1	0.2
Net (gain)/loss on sales/disposals of investments, fixed assets and customer accounts	(11.2)	—
Payments on acquisition earn-outs in excess of original estimated payables	(17.7)	(24.3)
Effect of changes in foreign exchange rate changes	0.1	(0.4)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(82.8)	(47.4)
Reinsurance recoverable (increase) decrease	610.9	(958.5)
Prepaid reinsurance premiums (increase) decrease	(109.5)	(17.7)
Other assets (increase) decrease	(87.1)	(15.1)
Losses and loss adjustment reserve increase (decrease)	(609.4)	970.4
Unearned premiums increase (decrease)	118.5	38.5
Accounts payable increase (decrease)	163.0	80.3
Accrued expenses and other liabilities increase (decrease)	(40.6)	(63.4)
Other liabilities increase (decrease)	(84.3)	(86.1)
Net cash provided by operating activities	704.1	599.8
Cash flows from investing activities:
Additions to fixed assets	(38.4)	(32.4)
Payments for businesses acquired, net of cash acquired	(163.3)	(1,889.7)
Proceeds from sales of fixed assets and customer accounts	8.6	2.2
Purchases of investments	(6.2)	—
Proceeds from sales of investments	6.0	7.3
Net cash used in investing activities	(193.3)	(1,912.6)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	117.0	24.4
Deferred acquisition purchase payment	—	(5.1)
Payments on acquisition earn-outs	(56.8)	(52.8)
Proceeds from long-term debt	—	2,000.0
Payments on long-term debt	(238.1)	(44.4)
Deferred debt issuance costs	—	(23.3)
Borrowings on revolving credit facility	170.0	350.0
Payments on revolving credit facilities	(170.0)	(200.0)
Issuances of common stock for employee stock benefit plans	40.6	37.4
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(39.8)	(48.7)
Purchase of treasury stock	(0.1)	(74.1)
Cash dividends paid	(97.9)	(86.9)
Net cash (used in)/provided by financing activities	(275.1)	1,876.5
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	2.0	(183.1)
Net increase in cash and cash equivalents inclusive of fiduciary cash	237.7	380.6
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,033.2	1,470.2
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,270.9	$1,850.8

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$411.2	$188.2	$121.5	$—	$0.1	$721.0
Fees (2)	133.8	60.8	21.1	42.4	(0.3)	257.8
Other supplemental commissions (3)	29.2	1.0	0.9	—	—	31.1
Profit-sharing contingent commissions (4)	9.7	12.1	5.5	—	—	27.3
Earned premium (5)	—	12.1	—	—	—	12.1
Investment income (6)	0.5	3.8	0.6	—	11.7	16.6
Other income, net (7)	1.6	0.2	—	—	—	1.8
Total Revenues	$586.0	$278.2	$149.6	$42.4	$11.5	$1,067.7

	Three months ended September 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$360.6	$165.8	$103.7	$—	$—	$630.1
Fees (2)	130.6	56.2	18.4	41.1	(0.2)	246.1
Other supplemental commissions (3)	25.0	3.7	0.9	—	—	29.6
Profit-sharing contingent commissions (4)	10.9	(6.2)	3.1	—	—	7.8
Earned premium (5)	—	11.6	—	—	—	11.6
Investment income (6)	—	0.3	0.1	—	0.8	1.2
Other income, net (7)	1.1	—	0.1	—	—	1.2
Total Revenues	$528.2	$231.4	$126.3	$41.1	$0.6	$927.6

	Nine months ended September 30, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$1,297.3	$543.6	$335.7	$—	$0.1	$2,176.7
Fees (2)	393.8	166.4	59.1	129.9	(1.4)	747.8
Other supplemental commissions (3)	138.9	5.1	3.3	—	—	147.3
Profit-sharing contingent commissions (4)	40.1	35.0	12.6	—	—	87.7
Earned premium (5)	—	33.7	—	—	—	33.7
Investment income (6)	1.0	7.0	1.2	—	24.6	33.8
Other income, net (7)	3.1	0.4	0.1	—	0.3	3.9
Total Revenues	$1,874.2	$791.2	$412.0	$129.9	$23.6	$3,230.9

	Nine months ended September 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$1,055.7	$443.2	$277.1	$—	$(0.1)	$1,775.9
Fees (2)	369.4	137.6	52.0	128.8	(1.0)	686.8
Other supplemental commissions (3)	117.3	7.7	3.9	—	—	128.9
Profit-sharing contingent commissions (4)	38.3	12.0	8.2	—	—	58.5
Earned premium (5)	—	18.1	—	—	—	18.1
Investment income (6)	—	0.6	0.2	—	1.0	1.8
Other income, net (7)	1.6	0.1	0.2	—	0.1	2.0
Total Revenues	$1,582.3	$619.3	$341.6	$128.8	$—	$2,672.0

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
(7)
Other income consists primarily of other miscellaneous income.
(8)
Fees within Other reflects the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
U.S.	$941.7	$835.5	$2,857.4	$2,539.2
U.K.	105.6	75.9	308.6	84.3
Ireland	8.7	7.6	31.0	24.2
Canada	9.7	5.7	25.4	17.8
Other	2.0	2.9	8.5	6.5
Total Revenues	$1,067.7	$927.6	$3,230.9	$2,672.0

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2023 and December 31, 2022 were as follows:

(in millions)	September 30, 2023	December 31, 2022
Contract assets	$468.0	$431.2
Contract liabilities	$107.9	$113.3

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

As of September 30, 2023, deferred revenue consisted of $67.2 million as the current portion to be recognized within one year and $40.7 million in long-term to be recognized beyond one year. As of December 31, 2022, deferred revenue consisted of $79.9 million as the current portion to be recognized within one year and $33.4 million in long-term deferred revenue to be recognized beyond one year.

During the nine months ended September 30, 2023 and 2022, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $26.0 million and $23.9 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $91.4 million and $76.0 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, the Company deferred $20.3 million of incremental cost to obtain customer contracts. The Company recorded an expense of $4.9 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2023.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023 was $107.4 million. The cost to fulfill balance as of December 31, 2022 was $108.7 million. For the nine months ended September 30, 2023, the Company had net expense of $5.8 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$175.9	$161.1	$601.8	$526.6
Net income attributable to unvested awarded performance stock	(2.6)	(2.9)	(9.4)	(10.1)
Net income attributable to common shares	$173.3	$158.2	$592.4	$516.5
Weighted average number of common shares outstanding – basic	284.1	283.0	283.7	282.7
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4.2)	(5.2)	(4.4)	(5.4)
Weighted average number of common shares outstanding for basic net income per common share	279.9	277.8	279.3	277.3
Dilutive effect of potentially issuable common shares	1.4	0.9	1.1	1.2
Weighted average number of shares outstanding – diluted	281.3	278.7	280.4	278.5
Net income per share:
Basic	$0.62	$0.57	$2.12	$1.86
Diluted	$0.62	$0.57	$2.11	$1.85

NOTE 5 Business Combinations

During the nine months ended September 30, 2023, Brown & Brown acquired all of the stock of 12 insurance intermediaries, purchased assets and assumed certain liabilities of five insurance intermediaries, and purchased four books of business (customer accounts) for a total of 21 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category in the following table. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2023, adjustments were made within the permitted measurement period that included an increase to deferred tax liability of $17.3 million, an increase to purchased customer accounts of $10.9 million, an decrease to other current assets of $3.3 million for a net decrease in goodwill of $9.7 million. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2023 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments had no effect on earnings or cash in the current period.

Cash paid for the 21 acquisitions was $176.8 million during the nine months ended September 30, 2023. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the adjustments to the assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the nine months ended September 30, 2023 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

	Nine months ended September 30, 2023
(in millions)	Other (1)	Total
Cash paid	$176.8	$176.8
Common stock Issued	—	—
Other payable	4.9	4.9
Recorded earn-out payable	51.3	51.3
Total consideration	233.0	233.0
Maximum potential earn-out payable	98.9	98.9
Allocation of purchase price:
Cash and equivalents	4.5	4.5
Fiduciary cash	9.1	9.1
Fiduciary receivables	19.3	19.3
Other current assets	14.9	14.9
Fixed assets	0.1	0.1
Goodwill	154.2	154.2
Purchased customer accounts and other	55.3	55.3
Non-compete agreements	0.3	0.3
Operating lease right-of-use assets	—	—
Deferred income tax, net (2)	13.6	13.6
Other assets	0.1	0.1
Total assets acquired	271.4	271.4
Fiduciary liabilities	(28.3)	(28.3)
Other current liabilities	(6.5)	(6.5)
Deferred income tax, net (2)
Operating lease liabilities	—	—
Other long-term liabilities	(3.6)	(3.6)
Total liabilities assumed	(38.4)	(38.4)
Net assets acquired	$233.0	$233.0
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

Goodwill of $154.2 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage segments in the amounts of $154.0 million, ($21.1) million, and $21.2 million, respectively. Of the total goodwill, $107.0 million relates to goodwill that will not be deductible for income tax purposes from acquisitions where we acquired the stock of the company, $35.0 million relates to goodwill that is currently deductible for income tax purposes, and the remaining $12.2 million relates to recorded earn-out payables which will not be deductible for income tax purposes until it is earned and paid.

For the acquisitions completed during 2023, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2023, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2023, was $17.6 million. The income before income taxes from the acquisitions completed through September 30, 2023, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2023, was $5.3 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Total revenues	$1,068.5	$941.0	$3,248.5	$2,713.4
Income before income taxes	$242.6	$221.5	$796.3	$693.0
Net income	$176.1	$163.7	$605.9	$535.2
Net income per share:
Basic	$0.62	$0.58	$2.14	$1.89
Diluted	$0.62	$0.58	$2.13	$1.89
Weighted average number of shares outstanding:
Basic	279.9	277.8	279.3	277.3
Diluted	281.3	278.7	280.4	278.5

As of September 30, 2023 and 2022, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Balance as of the beginning of the period	$231.5	$232.9	$251.7	$291.0
Additions to estimated acquisition earn-out payables	11.1	25.2	51.3	42.1
Assumed acquisition earn-out payables	—	34.8	—	34.8
Payments for estimated acquisition earn-out payables	(11.0)	(10.6)	(74.5)	(77.1)
Subtotal	231.6	282.3	228.5	290.8
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	27.8	(28.5)	23.5	(38.1)
Interest expense accretion	2.1	1.9	5.9	5.0
Net change in earnings from estimated acquisition earn-out payables	29.9	(26.6)	29.4	(33.1)
Foreign currency translation adjustments during the year	(3.3)	(5.8)	0.3	(7.8)
Balance as of September 30,	$258.2	$249.9	$258.2	$249.9

Of the $258.2 million estimated acquisition earn-out payables as of September 30, 2023, $168.7 million was recorded as accounts payable and $89.5 million was recorded as other non-current liabilities. As of September 30, 2023, the maximum future acquisition contingency payments related to all acquisitions was $550.5 million, inclusive of the $258.2 million estimated acquisition earn-out payables. There were three acquisition earn-out payables assumed in connection with the acquisition of GRP that included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2023 is $2.9 million. The Company deems a significant increase to this amount to be unlikely. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

Subsequent to September 30, 2023, the Company completed the acquisition of Kentro Capital Limited distributing approximately $404.8 million of cash and issuing 261,614 shares valued at $18.4 million for an initial preliminary amount of $423.2 million of consideration paid. The Company is currently working on the allocation of the purchase price to the assets and liabilities acquired.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2022 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023 are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2022	$4,309.0	$1,602.4	$591.5	$171.3	$6,674.2
Goodwill adjustment during measurement period (1)	15.5	(23.5)	(1.7)	—	(9.7)
Goodwill of acquired businesses	138.6	2.4	22.9	—	163.9
Goodwill disposed of relating to sales of businesses	—	(2.7)	—	—	(2.7)
Foreign currency translation and other adjustments during the year	18.5	(0.1)	1.5	—	19.9
Balance as of September 30, 2023	$4,481.6	$1,578.5	$614.2	$171.3	$6,845.6

(1)
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. As of September 30, 2023, we made adjustments to the amounts initially recorded for purchased customer accounts and goodwill. See also Note 5.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023				December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$3,010.4	$(1,486.0)	$1,524.4	14.8	$2,957.7	$(1,363.7)	$1,594.0	14.8
Non-compete agreements	40.3	(35.4)	4.9	4.4	39.3	(34.0)	5.3	4.4
Foreign currency translation adjustments during the year	2.3	0.1	2.4		(4.5)	0.4	(4.1)
Total	$3,053.0	$(1,521.3)	$1,531.7		$2,992.5	$(1,397.3)	$1,595.2

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2023, 2024, 2025, 2026 and 2027 is estimated to be $165.3 million, $161.7 million, $158.2 million, $152.2 million, and $139.1 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at September 30, 2023 and December 31, 2022 consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25.0	$15.6
Current portion of 5-year term loan facility expires 2023	—	210.0
Current portion of 5-year term loan facility expires 2027	37.5	25.0
Current portion of 4.200% senior notes, semi-annual interest payments, balloon due 2024	500.0	—
Total current portion of long-term debt	562.5	250.6
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$—	$499.7
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.7	349.7
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.5	699.4
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598.1	598.0
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592.2	592.0
Total notes	2,239.5	2,738.8
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	200.0	218.8
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	—
3-year term loan facility, periodic interest payments, SOFR plus up to 1.625%, expires March 31, 2025	300.0	300.0
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	425.0	456.2
Total credit agreements	925.0	975.0
Debt issuance costs (contra)	(19.9)	(22.3)
Total long-term debt less unamortized discount and debt issuance costs	3,144.6	3,691.5
Current portion of long-term debt	562.5	250.6
Total debt	$3,707.1	$3,942.1

Note agreements: On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes will be payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its Revolving Credit Facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable in connection with our acquisition of GRP and to pay fees and expenses associated with the foregoing. As of September 30, 2023 and December 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

The Company also maintains other notes from other issuances aggregating to a total outstanding debt balance of $1,550.0 million exclusive of the associated discount balance as of September 30, 2023 and December 31, 2022.

Credit agreements: On May 31, 2023, the Company repaid the outstanding balance of $202.5 million on the term loan (the “Term Loan”) associated with the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which was entered into on December 21, 2018 with cash of $32.5 million and $170.0 million with proceeds from the Revolving Credit Facility. The Term Loan was terminated early due to the agreement's benchmark reference rate to the London Interbank Offered Rate (“LIBOR”) which was due to cease on June 30, 2023. Since the timing of repayment, additional payments have occurred on the Revolving Credit Facility to repay the remaining balance as of September 30, 2023.

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

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. The Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of September 30, 2023 and December 31, 2022, there was an outstanding debt balance issued under the Term A-1 Loans of $300.0 million. As of September 30, 2023 there was an outstanding loan balance on the Term A-2 Loans of $462.5 million and as of December 31, 2022 the outstanding balance on the Term A-2 Loans was $481.3 million.

The Company also maintains other credit agreements that include term loans and a Revolving Credit Facility, all having similar terms and covenants. The outstanding balances on the other term loans as of September 30, 2023 was $225.0 million and on December 31, 2022, the outstanding balance on these term loans was $444.4 million. As of September 30, 2023 there was no outstanding balance on the Revolving Credit Facility and December 31, 2022 there was no outstanding balance on the Revolving Credit Facility.

The Second Amended and Restated Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2023 and December 31, 2022.

The 1-month Term SOFR Rate for the term loan of the Second Amended and Restated Credit Agreement is 5.416%, the 1-month Term SOFR Rate for the Term A-1 Loans is 5.420% and the 1-month Term SOFR Rate for the Term A-2 Loans is 5.416% as of September 30, 2023. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Subsequent to September 30, 2023, the Company exercised a draw down on the Revolving Credit Facility for $250.0 million in connection with the acquisition of Kentro Capital Limited.

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

The Company assesses at inception of a contract if it contains a lease. This assessment is based on: (i) whether the contract involves the use of a distinct identified asset; (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (iii) whether the Company has the right to direct the use of the asset.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in millions)		September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease assets	$198.0	$214.9
Total assets		198.0	214.9
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45.4	45.0
Non-current operating lease liabilities	Operating lease liabilities	178.9	195.9
Total liabilities		$224.3	$240.9

As of September 30, 2023, the Company has entered into future lease agreements expected to commence later in 2023 consisting of undiscounted lease liabilities of $9.9 million.

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

The components of lease cost for operating leases for the three and nine months ended September 30, 2023 and 2022 were:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating leases:
Lease cost	$14.1	$14.5	$42.7	$40.8
Variable lease cost	1.2	1.0	3.4	3.2
Short-term lease cost	0.1	0.4	0.3	0.9
Operating lease cost	$15.4	$15.9	$46.4	$44.9
Sublease income	(0.2)	(0.4)	(1.0)	(1.2)
Total lease cost net	$15.2	$15.5	$45.4	$43.7

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2023 were:

Weighted average remaining lease term in years	6.00
Weighted average discount rate	3.30%

Maturities of the operating lease liabilities by fiscal year at September 30, 2023 for the Company's operating leases are as follows:

(in millions)	Operating leases
2023 (Remainder)	$10.3
2024	54.4
2025	47.4
2026	36.4
2027	29.5
Thereafter	69.6
Total undiscounted lease payments	247.6
Less: imputed interest	23.3
Present value of lease payments	$224.3

Supplemental cash flow information for operating leases for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$15.0	$16.1	$44.8	$43.9
Right-of-use assets obtained in exchange for new operating liabilities	$5.7	$8.4	$15.5	$35.9

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the nine months ended September 30, 2023, the Company had an impact of $2.0 million from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows which is primarily due to the change in currency exchange rates primarily for British pounds and, to a lesser extent, Canadian dollars.

As of September 30, 2023, the Company has accrued for and deferred $45.9 million related to third quarter federal income tax payments due to Hurricane Idalia tax relief, which was announced by the Internal Revenue Service on August 30, 2023. The deadline to pay the deferred tax payments is February 15, 2024. It is expected that our fourth quarter federal income tax payment will also be deferred and accrued on the Condensed Consolidated Balance Sheet. On March 15, 2023, the Company paid $31.2 million of accrued federal income tax payments due in the fourth quarter of 2022 related to a similar tax relief announced by the Internal Revenue Service associated with Hurricane Ian which was announced on September 29, 2022.

Cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in millions)	2023	2022
Cash paid during the period for:
Interest	$166.6	$103.3
Income taxes, net of refunds	$183.3	$118.2

Significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in millions)	2023	2022
Other payables issued for agency acquisitions and purchased customer accounts	$4.9	$4.6
Estimated acquisition earn-out payables issued for agency acquisitions	$51.3	$42.1
Assumed acquisition earn-out payables	$—	$34.8
Common stock issued for agency acquisition	$—	$14.7
Notes payable assumed for agency acquisition	$—	$1.8

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2023 and 2022.

(in millions)	September 30, 2023	December 31, 2022
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,325.9	$1,231.9
Non-restricted fiduciary cash	189.3	151.3
Total restricted and non-restricted fiduciary cash at the end of the period	$1,515.2	$1,383.2

The Company's fiduciary cash increased as of September 30, 2023 compared to December 31, 2022 primarily due to businesses acquired during 2023 and 2022.

	Balance as of September 30,
(in millions)	2023	2022
Table to reconcile cash, cash equivalents and fiduciary cash
Cash and cash equivalents	$755.7	$579.5
Fiduciary cash	1,515.2	1,271.3
Total cash, cash equivalents and fiduciary cash at the end of the period	$2,270.9	$1,850.8

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

NOTE 12 Segment Information

Brown & Brown’s business is divided into four reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; (ii) the National Programs segment, which primarily acts as an MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; (iii) the Wholesale Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents; and (iv) the Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Brown & Brown conducts most of its operations within the United States of America. International operations include Retail operations in England, Bermuda, the Cayman Islands, The Republic of Ireland and Northern Ireland, National Programs operations in Canada and England, and Wholesale Brokerage operations based in England, Italy and Belgium. These operations earned $126.0 million and $92.1 million of total revenues for the three months ended September 30, 2023 and 2022, respectively. These operations earned $373.5 million and $132.8 million of total revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$586.0	$278.2	$149.6	$42.4	$11.5	$1,067.7
Investment income	$0.5	$3.8	$0.6	$—	$11.7	$16.6
Amortization	$27.0	$10.1	$2.7	$1.3	$—	$41.1
Depreciation	$4.9	$2.9	$0.7	$0.3	$1.6	$10.4
Interest expense	$21.3	$8.6	$3.1	$0.3	$14.2	$47.5
Income before income taxes	$110.8	$111.7	$23.8	$4.8	$(8.8)	$242.3
Total assets	$7,762.1	$3,942.8	$1,489.6	$279.8	$508.7	$13,983.0
Capital expenditures	$8.9	$3.3	$0.7	$0.2	$0.7	$13.8

	Three months ended September 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$528.2	$231.4	$126.3	$41.1	$0.6	$927.6
Investment income	$—	$0.3	$0.1	$—	$0.8	$1.2
Amortization	$28.2	$11.4	$2.6	$1.3	$—	$43.5
Depreciation	$3.9	$4.6	$0.7	$0.4	$1.7	$11.3
Interest expense	$22.8	$10.2	$3.2	$0.5	$4.8	$41.5
Income before income taxes	$112.2	$69.7	$35.4	$4.7	$(4.0)	$218.0
Total assets	$7,128.1	$4,476.3	$1,366.5	$289.1	$398.3	$13,658.3
Capital expenditures	$4.7	$3.3	$0.7	$0.3	$5.1	$14.1

	Nine months ended September 30, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,874.2	$791.2	$412.0	$129.9	$23.6	$3,230.9
Investment income	$1.0	$7.0	$1.2	$—	$24.6	$33.8
Amortization	$81.6	$30.2	$8.0	$3.9	$—	$123.7
Depreciation	$13.8	$8.8	$2.1	$1.2	$4.6	$30.5
Interest expense	$64.9	$27.3	$8.6	$1.0	$40.3	$142.1
Income before income taxes	$426.2	$303.8	$92.4	$15.8	$(47.2)	$791.0
Total assets	$7,762.1	$3,942.8	$1,489.6	$279.8	$508.7	$13,983.0
Capital expenditures	$22.7	$10.8	$2.1	$0.9	$1.9	$38.4

	Nine months ended September 30, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,582.3	$619.3	$341.6	$128.8	$—	$2,672.0
Investment income	$—	$0.6	$0.2	$—	$1.0	$1.8
Amortization	$69.8	$27.9	$6.7	$3.9	$(0.1)	$108.2
Depreciation	$9.1	$10.9	$2.0	$1.2	$5.1	$28.3
Interest expense	$69.9	$22.8	$10.0	$1.6	$(8.5)	$95.8
Income before income taxes	$378.8	$187.9	$94.8	$18.0	$2.3	$681.8
Total assets	$7,128.1	$4,476.3	$1,366.5	$289.1	$398.3	$13,658.3
Capital expenditures	$8.4	$14.2	$1.5	$0.8	$7.5	$32.4

NOTE 13 Investments

At September 30, 2023, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$26.1	$—	$(1.6)	$24.5
Corporate debt	5.1	—	(0.3)	4.8
Total	$31.2	$—	$(1.9)	$29.3

At September 30, 2023, the Company held $24.5 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $4.8 million issued by corporations with investment grade ratings. Of that total, $7.5 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.7 million in short-term investments, which are related to time deposits held with various financial institutions. The Company also maintains a $2.5 million equity investment in a non-consolidated subsidiary accounted for on the cost basis and held as a long-term investment on the Condensed Consolidated Balance Sheet.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$5.9	$(0.1)	$18.1	$(1.5)	$24.0	$(1.6)
Corporate debt	—	—	4.8	(0.3)	4.8	(0.3)
Total	$5.9	$(0.1)	$22.9	$(1.8)	$28.8	$(1.9)

At September 30, 2023, the Company had 35 securities in an unrealized loss position. The unrealized losses for the period ended September 30, 2023 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2023.

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

The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2023 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$7.6	$7.4
Due after one year through five years	$23.5	$21.8
Due after five years	$—	$—
Total	$31.1	$29.2

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$6.5	$6.4
Due after one year through five years	24.5	22.4
Due after five years	—	—
Total	$31.0	$28.8

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities and maturing time deposits were $6.1 million from the period of January 1, 2023 to September 30, 2023. These proceeds were generally used to purchase an additional $6.2 million of fixed income securities and time deposits. Their gains or losses realized on the sale of securities for the period from January 1, 2023 to September 30, 2023 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At September 30, 2023, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company Subsidiary Operations

The National Flood Insurance Program (“NFIP”) is a program administered by the Federal Emergency Management Agency (“FEMA”) whereby the Company sells and services NFIP flood insurance policies on behalf of FEMA and receives fees for its services. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies which are 100% ceded to a highly rated reinsurance carrier. The Company also operates two Captives for the purpose of facilitating additional underwriting capacity and to participate in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGA businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGA businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe ("CAT") per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned are as follows:

	Nine months ended September 30, 2023
(in millions)	Written	Earned
Direct premiums - WNFIC	$681.8	$588.2
Ceded premiums - WNFIC	(681.8)	(588.2)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	86.2	63.3
Ceded premiums - Quota share captive	(46.3)	(29.6)
Net premiums - Quota share captive and excess of loss layer captive	39.9	33.7
Net premiums - Total	$39.9	$33.7

All premiums written by the Company under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 29.7% gross expense allowance from January 1, 2023 through September 30, 2023. For the period from January 1, 2023 through September 30, 2023, the Company ceded $679.3 million of written premiums to FEMA, with $2.5 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of September 30, 2023 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $217.5 million and prepaid reinsurance premiums of $475.4 million which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2023 through September 30, 2023, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the Company, excluding related reinsurance recoverable, as of September 30, 2023 was $217.5 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $39.0 million at September 30, 2023 and $31.8 million as of December 31, 2022. For the period from January 1, 2023 through September 30, 2023, WNFIC generated statutory net income of $8.1 million. For the period from January 1, 2022 through December 31, 2022, WNFIC generated statutory net income of $1.3 million. The maximum amount of ordinary dividends that WNFIC can pay to the shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On April 28, 2023, WNFIC paid an ordinary dividend of $3.1 million. The dividend was declared and approved by the WNFIC Board of Directors by consent on March 17, 2023. There was no dividend payout in 2022. The maximum dividend payout that may be made in 2023 without prior approval is $3.2 million.

In December 2021, the initial funding to capitalize the quota share Captive was $5.9 million. This capital in addition to current earnings of $16.1 million through September 30, 2023, is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the nine months ended September 30, 2023, were $37.4 million and $31.2 million, respectively. For nine months ended September 30, 2023 the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $9.8 million, of which $7.6 million is related to the estimated insured losses with Hurricane Ian. In connection with the estimated IBNR from Hurricane Ian claims, $2.6 million was recorded as estimated reinsurance recoverable for a net expected loss of $4.8 million. As of September 30, 2023, reported insured losses associated with Hurricane Ian were $1.9 million. As of September 30, 2023 the Condensed Consolidated Balance Sheet contained prepaid reinsurance premiums of $27.4 million related to the Captive of deferred acquisitions costs of $29.7 million, reinsurance payable for $9.0 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $8.2 million. The first collateral release is expected in 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2023 with underlying reinsurance treaties effective from June 1 through May 31, 2024. This Captive’s maximum underwriting exposure is $3.0 million. Assumed net earned premiums for the Captive for the nine months ended September 30, 2023, were $2.5 million. As of September 30, 2023 the Condensed Consolidated Balance Sheet contained the reserve for losses and loss adjustment expense of $6.0 million of which $5.4 million is related to Hurricane Ian.

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

From January 1, 2023 to March 31, 2023, the Company completed share repurchases in the open market of 2,100 shares at a total cost of $0.1 million, at an average price of $53.84 per share. No shares were repurchased in the open market for the period of April 1, 2023 to September 30, 2023.

After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $249.5 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company paid a dividend of $0.1150 per share, which was approved by the Board of Directors on January 18, 2023 and paid on February 15, 2023 for a total of $32.6 million. During the second quarter, the Company paid a dividend of $0.1150 per share, which was approved by the Board of Directors on April 24, 2023 and paid on May 17, 2023 for a total of $32.6 million. During the third quarter, the Company paid a dividend of $0.1150 per share, which was approved by the Board of Directors on July 19, 2023 and paid on August 16, 2023 for a total of $32.7 million.

On October 18, 2023 the Board of Directors approved a dividend of $0.1300 per share payable on November 15, 2023 to shareholders of record on November 1, 2023.

Subsequent to September 30, 2023, the Company issued 261,614 shares at a total value of $18.4 million in connection with the acquisition of Kentro Capital Limited.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the two discussions should be read together.

GENERAL

Company Overview — Third Quarter of 2023

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, please see “Information Regarding Non-GAAP Financial Measures” below concerning important information on non-GAAP financial measures contained in our discussion and analysis.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of total commissions and fees revenue.

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

For the three months ended September 30, 2023, our total commissions and fees growth rate was 13.4%, and our consolidated Organic Revenue growth rate was 9.6%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our investment policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term money-market funds and fixed income investment securities.

Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects other miscellaneous revenues.

Income before income taxes for the three months ended September 30, 2023 increased from the third quarter of 2022 by $24.3 million or 11.1%, driven by net new business, increased profit-sharing contingent commissions, lower claims costs within our Captives, expanding our operating margins and acquisitions completed in the past 12 months. This growth was partially offset by an increase in change in estimated acquisition earn-out payables.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of the SEC rules: Total Revenues - Adjusted, Organic Revenue, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community and because we believe it provides additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability, that we believe are not indicative of ongoing performance and that are not easily comparable from period to period. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements and balance sheets as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations - Segment Information.

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
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by Total Revenues - Adjusted.

Definitions Related to Certain Components of Non-GAAP Measures

•
“Acquisition/Integration Costs” means the acquisition and integration costs (e.g., costs associated with regulatory filings, legal/accounting services, due diligence and the costs of integrating our information technology systems) arising out of our acquisitions of GRP (Jersey) Holdco Limited and its business ("GRP"), Orchid Underwriters Agency and CrossCover Insurance Services ("Orchid"), and BdB Limited companies ("BdB"), which are not considered to be normal, recurring or part of the ongoing operations.
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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2023, we acquired 631 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2023	2022	% Change	2023	2022	% Change
REVENUES
Core commissions and fees	$1,022.0	$917.4	11.4%	$3,105.5	$2,609.7	19.0%
Profit-sharing contingent commissions	27.3	7.8	NMF	87.7	58.5	49.9%
Investment income	16.6	1.2	NMF	33.8	1.8	NMF
Other income, net	1.8	1.2	50.0%	3.9	2.0	95.0%
Total revenues	1,067.7	927.6	15.1%	3,230.9	2,672.0	20.9%
EXPENSES
Employee compensation and benefits	531.6	470.3	13.0%	1,632.9	1,341.3	21.7%
Other operating expenses	167.7	169.6	(1.1)%	490.2	450.6	8.8%
(Gain)/loss on disposal	(2.8)	—	NMF	(8.9)	(0.9)	NMF
Amortization	41.1	43.5	(5.5%)	123.7	108.2	14.3%
Depreciation	10.4	11.3	(8.0%)	30.5	28.3	7.8%
Interest	47.5	41.5	14.5%	142.1	95.8	48.3%
Change in estimated acquisition earn-out payables	29.9	(26.6)	NMF	29.4	(33.1)	(188.8)%
Total expenses	825.4	709.6	16.3%	2,439.9	1,990.2	22.6%
Income before income taxes	242.3	218.0	11.1%	791.0	681.8	16.0%
Income taxes	66.4	56.9	16.7%	189.2	155.2	21.9%
NET INCOME	$175.9	$161.1	9.2%	$601.8	$526.6	14.3%
Income Before Income Taxes Margin (1)	22.7%	23.5%		24.5%	25.5%
EBITDAC - Adjusted (2)	$370.3	$291.5	27.0%	$1,127.0	$889.2	26.7%
EBITDAC Margin - Adjusted (2)	34.7%	31.2%		34.9%	33.2%
Organic Revenue growth rate (2)	9.6%	6.7%		11.1%	8.3%
Employee compensation and benefits relative to total revenues	49.8%	50.7%		50.5%	50.2%
Other operating expenses relative to total revenues	15.7%	18.3%		15.2%	16.9%
Capital expenditures	$13.8	$14.1	(2.1)%	$38.4	$32.4	18.5%
Total assets at September 30,				$13,983.0	$13,658.3	2.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the three months ended September 30, 2023 increased $124.1 million to $1,049.3 million, or 13.4%, over the same period in 2022. Core commissions and fees revenue for the third quarter of 2023 increased $104.6 million or 11.4%, composed of: (i) approximately $87.3 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.6%; (ii) $22.0 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an increase from the impact of Foreign Currency Translation of $5.9 million; and (iv) an offsetting decrease of $10.6 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the third quarter of 2023 increased by $19.5 million, compared to the same period in 2022. This increase was driven primarily by the prior year change in estimated profit-sharing contingent commissions that were negatively impacted by the estimated claims costs associated with Hurricane Ian and, to a lesser extent, by acquisition activity.

For the nine months ended September 30, 2023, commissions and fees, including profit-sharing contingent commissions, increased $525.0 million to $3,193.2 million, or 19.7%, over the same period in 2022. Core commissions and fees revenue for the nine months ended September 30, 2023 increased $495.8 million or 19.0%, composed of: (i) approximately $285.4 million of net new and renewal business, which reflects an Organic Revenue growth rate of 11.1%; (ii) $243.8 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an increase from the impact from Foreign Currency Translation of $4.8 million; and (iv) an offsetting decrease of $38.2 million related to commissions and fees revenue from businesses divested in the preceding twelve months. Profit-sharing contingent commissions for the nine months ended September 30, 2023 increased by $29.2 million, or 49.9%, compared to the same period in 2022. This increase was driven primarily by the prior year change in estimated profit-sharing contingent commissions that were negatively impacted by the estimated claims costs associated with Hurricane Ian and, to a lesser extent, by acquisition activity.

Investment Income

Investment income for the three months ended September 30, 2023 increased $15.4 million, from the same period in 2022. Investment income for the nine months ended September 30, 2023 increased $32.0 million, from the same period in 2022. The increases were primarily driven by higher average interest rates compared to the prior year.

Other Income

Other income for the three months ended September 30, 2023 increased $0.6 million to $1.8 million as compared to the same period in 2022 and other income for the nine months ended September 30, 2023 increased by $1.9 million, or 95.0%, as compared to the same period in 2022. Other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.8% for the three months ended September 30, 2023 as compared to 50.7% for the three months ended September 30, 2022, and increased 13.0%, or $61.3 million. This increase included $10.5 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2022. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2023 and 2022 increased by $50.8 million, or 10.8%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth and (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company.

Employee compensation and benefits expense as a percentage of total revenues was 50.5% for the nine months ended September 30, 2023 as compared to 50.2% for the nine months ended September 30, 2022, and increased 21.7%, or $291.6 million. This increase included $130.3 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2022. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2023 and 2022 increased by $161.3 million, or 12.5%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth; (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company and (iv) the year-over-year increase of approximately $38.8 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 15.7% of total revenues for the third quarter of 2023 as compared to 18.3% for the third quarter of 2022. Other operating expenses for the third quarter of 2023 decreased $1.9 million, or 1.1%, from the same period of 2022. The net decrease included: (i) prior year expenses of approximately $11.5 million recorded within our Captives as a result of the estimated insured property claims associated with Hurricane Ian, partially offset by (ii) $3.7 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2022; and (iii) to a lesser extent, increased variable costs associated with revenue growth.

Other operating expenses represented 15.2% of total revenues for the nine months ended September 30, 2023, as compared to 16.9% for the nine months ended September 30, 2022. Other operating expenses for the first nine months of 2023 increased $39.6 million, or 8.8%, from the same period of 2022. The net increase included: (i) $47.8 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2022; (ii) expenses of approximately $11.0 million to resolve a business matter during the first quarter of 2023 which is not considered to be normal, recurring or part of the ongoing operations; (iii) increased variable travel and entertainment costs, and (iv) the year-over-year decrease of approximately $39.2 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above, and (v) prior year expenses of approximately $11.5 million recorded within our Captives as a result of the estimated insured property claims associated with Hurricane Ian.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2023 increased $2.8 million from the third quarter of 2022. Gain on disposal for the nine months ended September 30, 2023 increased $8.0 million from the nine months ended September 30, 2022. The gains on disposal were due to activity associated with book of business sales. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2023 decreased $2.4 million, or 5.5%, compared to the third quarter of 2022. Amortization expense for the nine months ended September 30, 2023 increased $15.5 million, or 14.3%, compared to the nine months ended September 30, 2022. These changes reflect the amortization of new intangibles from businesses acquired within the past 12 months, net of certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the third quarter of 2023 decreased $0.9 million, or 8.0%, compared to the third quarter of 2022. Depreciation expense for the nine months ended September 30, 2023 increased $2.2 million, or 7.8%, compared to the nine months ended September 30, 2022. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past 12 months and the addition of fixed assets resulting from business initiatives, net of the impact of fixed assets that became fully depreciated.

Interest Expense

Interest expense for the third quarter of 2023 increased $6.0 million, or 14.5%, compared to the third quarter of 2022. Interest expense for the nine months ended September 30, 2023 increased $46.3 million, or 48.3%, compared to the first nine months of 2022. These increases were due to higher average debt balances resulting from debt issuance and bank financing in the first quarter of 2022 to fund the acquisitions of Orchid, GRP, and BdB, as well as increases in the floating-rate benchmark used on our adjustable-rate debt.

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

As of September 30, 2023 and 2022, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Change in fair value of estimated acquisition earn-out payables	$27.8	$(28.5)	$23.5	$(38.1)
Interest expense accretion	2.1	1.9	5.9	5.0
Net change in earnings from estimated acquisition earn-out payables	$29.9	$(26.6)	$29.4	$(33.1)

For the three months and nine months ended September 30, 2023, the fair value of estimated earn-out payables was re-evaluated and resulted in increases of $27.8 million and $23.5 million, respectively, which resulted in charges to the Condensed Consolidated Statements of Income.

As of September 30, 2023, estimated acquisition earn-out payables totaled $258.3 million, of which $168.7 million was recorded as accounts payable and $89.6 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2023 and 2022 was 27.4% and 26.1% respectively. The effective tax rate on income from operations for the nine months ended September 30, 2023 and 2022 was 23.9% and 22.8%, respectively. These increases were driven primarily by the lower tax benefit associated with incremental vesting of restricted stock awards in the first nine months 2023 as compared to the first nine months of 2022.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2023, including by segment, are as follows:

2023	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$583.7	$526.9	$274.2	$231.1	$149.0	$126.1	$42.4	$41.1	$1,049.3	$925.2
Total change	$56.8		$43.1		$22.9		1.3		$124.1
Total growth %	10.8%		18.6%		18.2%		3.2%		13.4%
Profit-sharing contingent commissions	(9.7)	(10.9)	(12.1)	6.2	(5.5)	(3.1)	—	—	(27.3)	(7.8)
Core commissions and fees	$574.0	$516.0	$262.1	$237.3	$143.5	$123.0	$42.4	$41.1	$1,022.0	$917.4
Acquisitions	(16.9)	—	(0.8)	—	(4.3)	—	—	—	(22.0)	—
Dispositions	—	(5.3)	—	(4.5)	—	(0.8)	—	—	—	(10.6)
Foreign currency translation		5.0		0.3		0.6		—		5.9
Organic Revenue (2)	$557.1	$515.7	$261.3	$233.1	$139.2	$122.8	$42.4	$41.1	$1,000.0	$912.7
Organic Revenue growth (2)	$41.4		$28.2		$16.4		$1.3		$87.3
Organic Revenue growth rate (2)	8.0%		12.1%		13.4%		3.2%		9.6%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2022 and 2021, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2022, including by segment, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$526.9	$422.8	$231.1	$190.9	$126.1	$112.3	$41.1	$43.7	$925.2	$769.7
Total change	$104.1		$40.2		$13.8		$(2.6)		$155.5
Total growth %	24.6%		21.1%		12.3%		(5.9)%		20.2%
Profit-sharing contingent commissions	(10.9)	(8.7)	6.2	(6.5)	(3.1)	(2.4)	—	—	(7.8)	(17.6)
Core commissions and fees	516.0	414.1	237.3	184.4	123.0	109.9	41.1	43.7	917.4	752.1
Acquisition revenues	$(82.7)	$—	$(27.4)	$—	$(8.2)	$—	$—	$—	$(118.3)	$—
Divested business		(0.7)	—	(0.9)	—	—	—	(0.6)	—	(2.2)
Foreign currency translation		(1.0)		(0.2)		—		—		(1.2)
Organic Revenue (2)	$433.3	$412.4	$209.9	$183.3	$114.8	$109.9	$41.1	$43.1	$799.1	$748.7
Organic Revenue growth (2)	$20.9		$26.6		$4.9		$(2.0)		$50.4
Organic Revenue growth rate (2)	5.1%		14.5%		4.5%		(4.6)%		6.7%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2023, including by segment, are as follows:

2023	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$1,868.8	$1,579.7	$783.8	$618.6	$410.7	$341.2	$129.9	$128.8	$3,193.2	$2,668.3
Total change	$289.1		$165.2		$69.5		$1.1		$524.9
Total growth %	18.3%		26.7%		20.4%		0.9%		19.7%
Profit-sharing contingent commissions	(40.1)	(38.3)	(35.0)	(12.0)	(12.6)	(8.2)	—	—	(87.7)	(58.5)
Core commissions and fees	1,828.7	1,541.4	748.8	606.6	398.1	333.0	129.9	128.8	3,105.5	2,609.8
Acquisitions	$(182.9)	$—	$(28.9)	$—	$(32.1)	$—	$—	$—	$(243.9)	$—
Dispositions	—	(19.4)	—	(13.9)	—	(5.0)	—	0.1	—	(38.2)
Foreign currency translation	—	4.7	—	(0.4)	—	0.5	—	—	—	4.8
Organic Revenue (2)	$1,645.8	$1,526.7	$719.9	$592.3	$366.0	$328.5	$129.9	$128.9	$2,861.6	$2,576.4
Organic Revenue growth (2)	$119.1		$127.6		$37.5		$1.0		$285.2
Organic Revenue growth % (2)	7.8%		21.5%		11.4%		0.8%		11.1%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2022 and 2021, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2022, including by segment, are as follows:

2022	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commissions and fees	$1,579.7	$1,345.0	$618.6	$521.6	$341.2	$307.4	$128.8	$135.6	$2,668.3	$2,309.6
Total change	$234.7		$97.0		$33.8		$(6.8)		$358.7
Total growth %	17.4%		18.6%		11.0%		(5.0)%		15.5%
Profit-sharing contingent commissions	(38.3)	(32.8)	(12.0)	(23.9)	(8.2)	(6.5)	—	—	(58.5)	(63.2)
Core commissions and fees	1,541.4	1,312.2	606.6	497.7	333.0	300.9	128.8	135.6	2,609.8	2,246.4
Acquisition revenues	$(133.8)	—	$(45.1)	—	$(9.6)	—	—	—	$(188.5)	—
Dispositions	—	(1.9)	—	(3.0)	—	—	—	(1.8)	—	(6.7)
Foreign currency translation	—	(2.7)	—	(0.3)	—	—	—	—	—	(3.0)
Organic Revenue (2)	$1,407.6	$1,307.6	561.5	$494.4	$323.4	$300.9	$128.8	$133.8	$2,421.3	$2,236.7
Organic Revenue growth (2)	$100.0		$67.1		$22.5		$(5.0)		$184.6
Organic Revenue growth % (2)	7.6%		13.6%		7.5%		(3.7)%		8.3%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2023, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$586.0	$278.2	$149.6	$42.4	$11.5	$1,067.7
Total Revenues - Adjusted(2)	586.0	278.2	149.6	42.4	11.5	1,067.7
Income before income taxes	110.8	111.7	23.8	4.8	(8.8)	242.3
Income Before Income Taxes Margin(1)	18.9%	40.2%	15.9%	11.3%	NMF	22.7%
Amortization	27.0	10.1	2.7	1.3	—	41.1
Depreciation	4.9	2.9	0.7	0.3	1.6	10.4
Interest	21.3	8.6	3.1	0.3	14.2	47.5
Change in estimated acquisition earn-out payables	4.8	—	25.1	—	—	29.9
EBITDAC(2)	168.8	133.3	55.4	6.7	7.0	371.2
EBITDAC Margin(2)	28.8%	47.9%	37.0%	15.8%	NMF	34.8%
(Gain)/loss on disposal	(2.8)	—	—	—	—	(2.8)
Acquisition/Integration Costs	1.7	0.1	0.1	—	—	1.9
EBITDAC - Adjusted(2)	$167.7	$133.4	$55.5	$6.7	$7.0	$370.3
EBITDAC Margin - Adjusted(2)	28.6%	48.0%	37.1%	15.8%	NMF	34.7%

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

NMF = Not a meaningful figure

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2022, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$528.2	$231.4	$126.3	$41.1	$0.6	$927.6
Foreign Currency Translation	5.9	0.3	0.8	—	—	7.0
Total Revenues - Adjusted(2)	534.1	231.7	127.1	41.1	0.6	934.6
Income before income taxes	112.2	69.7	35.4	4.7	(4.0)	218.0
Income Before Income Taxes Margin(1)	21.2%	30.1%	28.0%	11.4%	NMF	23.5%
Amortization	28.2	11.4	2.6	1.3	—	43.5
Depreciation	3.9	4.6	0.7	0.4	1.7	11.3
Interest	22.8	10.2	3.2	0.5	4.8	41.5
Change in estimated acquisition earn-out payables	(18.6)	(10.8)	2.8	—	—	(26.6)
EBITDAC(2)	148.5	85.1	44.7	6.9	2.5	287.7
EBITDAC Margin(2)	28.1%	36.8%	35.4%	16.8%	NMF	31.0%
(Gain)/loss on disposal	—	—	—	—	—	—
Acquisition/Integration Costs	1.2	0.1	0.8	—	—	2.1
Foreign Currency Translation	1.6	—	0.1	—	—	1.7
EBITDAC - Adjusted(2)	$151.3	$85.2	$45.6	$6.9	$2.5	$291.5
EBITDAC Margin - Adjusted(2)	28.3%	36.8%	35.9%	16.8%	NMF	31.2%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2023, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$1,874.2	$791.2	$412.0	$129.9	$23.6	$3,230.9
Total Revenues - Adjusted(2)	1,874.2	791.2	412.0	129.9	23.6	3,230.9
Income before income taxes	426.2	303.8	92.4	15.8	(47.2)	791.0
Income Before Income Taxes Margin(1)	22.7%	38.4%	22.4%	12.2%	NMF	24.5%
Amortization	81.6	30.2	8.0	3.9	—	123.7
Depreciation	13.8	8.8	2.1	1.2	4.6	30.5
Interest	64.9	27.3	8.6	1.0	40.3	142.1
Change in estimated acquisition earn-out payables	3.6	(0.1)	25.9	—	—	29.4
EBITDAC(2)	590.1	370.0	137.0	21.9	(2.3)	1,116.7
EBITDAC Margin(2)	31.5%	46.8%	33.3%	16.9%	NMF	34.6%
(Gain)/loss on disposal	(2.8)	(6.1)	—	—	—	(8.9)
Acquisition/Integration Costs	7.6	0.3	0.3	—	—	8.2
1Q23 Nonrecurring Cost	—	—	—	—	11.0	11.0
EBITDAC - Adjusted(2)	$594.9	$364.2	$137.3	$21.9	$8.7	$1,127.0
EBITDAC Margin - Adjusted(2)	31.7%	46.0%	33.3%	16.9%	NMF	34.9%

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

NMF = Not a meaningful figure

The reconciliation of total revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2022, including by segment, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$1,582.3	$619.3	$341.6	$128.8	$—	$2,672.0
Foreign Currency Translation	5.9	(0.3)	0.8	—	—	6.4
Total Revenues - Adjusted(2)	1,588.2	619.0	342.4	128.8	—	2,678.4
Income before income taxes	378.8	187.9	94.8	18.0	2.3	681.8
Income Before Income Taxes Margin(1)	23.9%	30.3%	27.8%	14.0%	NMF	25.5%
Amortization	69.8	27.9	6.7	3.9	(0.1)	108.2
Depreciation	9.1	10.9	2.0	1.2	5.1	28.3
Interest	69.9	22.8	10.0	1.6	(8.5)	95.8
Change in estimated acquisition earn-out payables	(21.8)	(10.6)	(0.7)	—	—	(33.1)
EBITDAC(2)	505.8	238.9	112.8	24.7	(1.2)	881.0
EBITDAC Margin(2)	32.0%	38.6%	33.0%	19.2%	NMF	33.0%
(Gain)/loss on disposal	(1.1)	—	0.2	—	—	(0.9)
Acquisition/Integration Costs	4.3	0.4	1.5	—	1.4	7.6
Foreign Currency Translation	1.6	(0.2)	0.1	—	—	1.5
EBITDAC - Adjusted(2)	$510.6	$239.1	$114.6	$24.7	$0.2	$889.2
EBITDAC Margin - Adjusted(2)	32.1%	38.6%	33.5%	19.2%	NMF	33.2%

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

Financial information relating to our Retail segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2023	2022	% Change	2023	2022	% Change
REVENUES
Core commissions and fees	$574.2	$516.2	11.2%	$1,830.0	$1,542.4	18.6%
Profit-sharing contingent commissions	9.7	10.9	(11.0%)	40.1	38.3	4.7%
Investment income	0.5	—	NMF	1.0	—	NMF
Other income, net	1.6	1.1	45.5%	3.1	1.6	93.8%
Total revenues	586.0	528.2	10.9%	1,874.2	1,582.3	18.4%
EXPENSES
Employee compensation and benefits	322.8	285.6	13.0%	990.2	821.6	20.5%
Other operating expenses	97.2	94.1	3.3%	296.7	256.0	15.9%
(Gain)/loss on disposal	(2.8)	—	NMF	(2.8)	(1.1)	154.5%
Amortization	27.0	28.2	(4.3%)	81.6	69.8	16.9%
Depreciation	4.9	3.9	25.6%	13.8	9.1	51.6%
Interest	21.3	22.8	(6.6%)	64.9	69.9	(7.2%)
Change in estimated acquisition earn-out payables	4.8	(18.6)	(125.8%)	3.6	(21.8)	(116.5%)
Total expenses	475.2	416.0	14.2%	1,448.0	1,203.5	20.3%
Income before income taxes	$110.8	$112.2	(1.2%)	$426.2	$378.8	12.5%
Income Before Income Taxes Margin (1)	18.9%	21.2%		22.7%	23.9%
EBITDAC - Adjusted (2)	$167.7	$151.3	10.8%	$594.9	$510.6	16.5%
EBITDAC Margin - Adjusted (2)	28.6%	28.3%		31.7%	32.1%
Organic Revenue growth rate (2)	8.0%	5.1%		7.8%	7.6%
Employee compensation and benefits relative to total revenues	55.1%	54.1%		52.8%	51.9%
Other operating expenses relative to total revenues	16.6%	17.8%		15.8%	16.2%
Capital expenditures	$8.9	$4.7	NMF	$22.7	$8.4	170.2%
Total assets at September 30,				$7,762.1	$7,128.1	8.9%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended September 30, 2023 increased 10.9%, or $57.8 million, as compared to the same period in 2022, to $586.0 million. The $58.0 million increase in core commissions and fees revenue was driven by: (i) approximately $16.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; (ii) an increase of $41.2 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $5.0 million; and (iv) an offsetting decrease of $5.3 million related to commissions and fees recorded in 2022 from businesses since divested. Profit-sharing contingent commissions for the third quarter of 2023 decreased 11.0%, or $1.2 million, as compared to the same period in 2022, to $9.7 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2023 that we qualified for in the prior year. The Retail segment’s total commissions and fees increased by 11.2%, and the Organic Revenue growth rate was 8.0% for the third quarter of 2023. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases for most lines of business with continued increases in property, employee benefits, and excess liability, partially offset by (i) a moderate decrease in the rates for professional liability; and (ii) continued premium rate reductions in workers’ compensation.

Income before income taxes for the three months ended September 30, 2023 decreased 1.2%, or $1.4 million, as compared to the same period in 2022, to $110.8 million. The primary factors driving this decrease was: (i) an increase to the change in estimated acquisition earn-out payables, which was partially offset by (ii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended September 30, 2023 increased 10.8%, or $16.4 million, as compared to the same period in 2022, to $167.7 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2023 increased to 28.6% from 28.3% in the same period in 2022. The increase in EBITDAC Margin - Adjusted was driven by: (i) the net increase in revenue as listed above, partially offset by, (ii) higher compensation costs, which were driven by hiring more employees to support our current and future growth, inflation and non-cash stock-based compensation.

The Retail segment’s total revenues for the nine months ended September 30, 2023 increased 18.4%, or $291.9 million, as compared to the same period in 2022, to $1,874.2 million. The $287.6 million increase in core commissions and fees revenue was driven by: (i) approximately $182.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; (ii) an increase of $119.4 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $4.7 million; and (iv) an offsetting decrease of $19.4 million related to commissions and fees recorded in 2022 from businesses since divested. Profit-sharing contingent commissions for the nine months of 2023 increased 4.7%, or $1.8 million, as compared to the same period in 2022, to $40.1 million. The Retail segment’s total commissions and fees increased by 18.6%, and the Organic Revenue growth rate was 7.8% for the first nine months of 2023. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial property & casualty, employee benefits, professional and excess liability partially offset by continued premium rate reductions in workers’ compensation. This growth was partially offset by a decline in revenue within our automobile and recreational vehicle dealer services ("F&I") businesses due to the slowdown in automobile industry.

Income before income taxes for the nine months ended September 30, 2023 increased 12.5%, or $47.4 million, as compared to the same period in 2022, to $426.2 million. The primary factors driving this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC - Adjusted described below; (iii) amortization growing slower than total revenues; and partially offset by (iv) an increase in the change in estimated acquisition earn-out payables; and (v) depreciation growing faster than total revenues.

EBITDAC - Adjusted for the nine months ended September 30, 2023 increased 16.5%, or $84.3 million, as compared to the same period in 2022, to $594.9 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2023 decreased to 31.7% from 32.1% in the same period in 2022. The decrease in EBITDAC Margin - Adjusted was primarily driven by increased variable operating expenses, which are largely travel and entertainment related, and, to a lesser extent, higher compensation costs, which were driven by hiring more employees to support our current and future growth, inflation and non-cash stock-based compensation, and, to a lesser extent, certain one-time expenses.

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

Financial information relating to our National Programs segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2023	2022	% Change	2023	2022	% Change
REVENUES
Core commissions and fees	$262.1	$237.3	10.5%	$748.8	$606.6	23.4%
Profit-sharing contingent commissions	12.1	(6.2)	NMF	35.0	12.0	191.7%
Investment income	3.8	0.3	NMF	7.0	0.6	NMF
Other income, net	0.2	—	NMF	0.4	0.1	NMF
Total revenues	278.2	231.4	20.2%	791.2	619.3	27.8%
EXPENSES
Employee compensation and benefits	89.2	82.9	7.6%	265.0	234.8	12.9%
Other operating expenses	55.7	63.4	(12.1)%	162.3	145.6	11.5%
(Gain)/loss on disposal	—	—	—%	(6.1)	—	NMF
Amortization	10.1	11.4	(11.4)%	30.2	27.9	8.2%
Depreciation	2.9	4.6	(37.0)%	8.8	10.9	(19.3)%
Interest	8.6	10.2	(15.7)%	27.3	22.8	19.7%
Change in estimated acquisition earn-out payables	—	(10.8)	(100.0)%	(0.1)	(10.6)	(99.1)%
Total expenses	166.5	161.7	3.0%	487.4	431.4	13.0%
Income before income taxes	$111.7	$69.7	60.3%	$303.8	$187.9	61.7%
Income Before Income Taxes Margin (1)	40.2%	30.1%		38.4%	30.3%
EBITDAC - Adjusted (2)	$133.4	$85.2	56.6%	$364.2	$239.1	52.3%
EBITDAC Margin - Adjusted (2)	48.0%	36.8%		46.0%	38.6%
Organic Revenue growth rate (2)	12.1%	14.5%		21.5%	13.6%
Employee compensation and benefits relative to total revenues	32.1%	35.8%		33.5%	37.9%
Other operating expenses relative to total revenues	20.0%	27.4%		20.5%	23.5%
Capital expenditures	$3.3	$3.3	—%	$10.8	$14.2	(23.9%)
Total assets at September 30,				$3,942.8	$4,476.3	(11.9)%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs segment’s total revenue for the three months ended September 30, 2023 increased 20.2%, or $46.8 million, as compared to the same period in 2022, to $278.2 million. The $24.8 million increased in core commissions and fees revenue was driven by: (i) approximately $0.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; (ii) approximately $28.2 million of net new, renewal business, and fee revenues; (iii) an increase from the impact of Foreign Currency Translation of $0.3 million and (iv) an offsetting decrease of $4.5 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions for the third quarter of 2023 increased approximately $18.3 million as compared to the third quarter of 2022. This increase was driven by the prior year adjustment related to estimated claims costs associated with Hurricane Ian and lower storm activity in 2023.

The National Programs segment’s total commissions and fees increased by 10.5%, and the Organic Revenue growth rate was 12.1% for the three months ended September 30, 2023. The Organic Revenue growth was driven by strong new business, good retention, exposure unit expansion and continued rate increases especially for CAT-exposed property.

Income before income taxes for the three months ended September 30, 2023 increased 60.3%, or $42.0 million, as compared to the same period in 2022, to $111.7 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with a decrease in depreciation, amortization and intercompany interest expense.

EBITDAC - Adjusted for the three months ended September 30, 2023 increased 56.6%, or $48.2 million, from the same period in 2022, to $133.4 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2023 increased to 48.0% from 36.8% in the same period in 2022. EBITDAC - Adjusted grew due to leveraging our cost base with higher Organic Revenue, as well as increased profit-sharing contingent commissions and lower claims costs in our Captives.

The National Programs segment’s total revenue for the nine months ended September 30, 2023 increased 27.8%, or $171.9 million, as compared to the same period in 2022, to $791.2 million. The $142.2 million increase in core commissions and fees revenue was driven by: (i) approximately $127.6 million of net new, renewal business, and fee revenues; (ii) $28.9 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an offsetting decrease from the impact of Foreign Currency Translation of $0.4 million; and (iv) an offsetting decrease of $13.9 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions for the nine months ended September 30, 2022 increased approximately $23.0 million or 191.7% as compared to the same period in 2022, primarily driven by the prior year adjustment related to estimated claims costs associated with Hurricane Ian and lower storm activity in 2023.

The National Programs segment’s total commissions and fees increased by 23.4%, and the Organic Revenue growth rate was 21.5%, for the nine months ended September 30, 2023. The Organic Revenue growth was driven primarily by strong new business, good retention and rate increases, as well as claims revenue associated with Hurricane Ian.

Income before income taxes for the nine months ended September 30, 2023 increased 61.7%, or $115.9 million, from the same period in 2022, to $303.8 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below. This was partially offset by an increase amortization and intercompany interest expense.

EBITDAC - Adjusted for the nine months ended September 30, 2023 increased 52.3%, or $125.1 million, as compared to the same period in 2022, to $364.2 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2023 increased to 46.0% from 38.6% in the same period in 2022. EBITDAC - Adjusted increased due to leveraging our expense base in connection with strong growth of Total Revenues - Adjusted, increased profit-sharing contingent commissions, and lower claims costs in our Captives.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 84.9% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2023	2022	% Change	2023	2022	% Change

REVENUES
Core commissions and fees	$143.5	$123.0	16.7%	$398.1	$333.0	19.5%
Profit-sharing contingent commissions	5.5	3.1	77.4%	12.6	8.2	53.7%
Investment income	0.6	0.1	NMF	1.2	0.2	NMF
Other income, net	—	0.1	(100.0%)	0.1	0.2	(50.0)%
Total revenues	149.6	126.3	18.4%	412.0	341.6	20.6%
EXPENSES
Employee compensation and benefits	73.2	63.0	16.2%	212.0	177.2	19.6%
Other operating expenses	21.0	18.6	12.9%	63.0	51.4	22.6%
(Gain)/loss on disposal	—	—	—%	—	0.2	(100.0%)
Amortization	2.7	2.6	3.8%	8.0	6.7	19.4%
Depreciation	0.7	0.7	—%	2.1	2.0	5.0%
Interest	3.1	3.2	(3.1)%	8.6	10.0	(14.0)%
Change in estimated acquisition earn-out payables	25.1	2.8	NMF	25.9	(0.7)	NMF
Total expenses	125.8	90.9	38.4%	319.6	246.8	29.5%
Income before income taxes	$23.8	$35.4	(32.8)%	$92.4	$94.8	(2.5)%
Income Before Income Taxes Margin (1)	15.9%	28.0%		22.4%	27.8%
EBITDAC - Adjusted (2)	$55.5	$45.6	21.7%	$137.3	$114.6	19.8%
EBITDAC Margin - Adjusted (2)	37.1%	35.9%		33.3%	33.5%
Organic Revenue growth rate (2)	13.4%	4.5%		11.4%	7.5%
Employee compensation and benefits relative to total revenues	48.9%	49.9%		51.5%	51.9%
Other operating expenses relative to total revenues	14.0%	14.7%		15.3%	15.0%
Capital expenditures	$0.7	$0.7	—%	$2.1	$1.5	40.0%
Total assets at September 30,				$1,489.6	$1,366.5	9.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended September 30, 2023 increased 18.4%, or $23.3 million, as compared to the same period in 2022, to $149.6 million. The $20.5 million net increase in core commissions and fees revenue was driven primarily by: (i) $16.4 million related to net new and renewal business; (ii) $4.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; and (iii) an increase from the impact of Foreign Currency Translation of $0.6 million; partially offset by (iiv) a decrease of $0.8 million related to commissions and fees recorded in 2022 from a business since divested. Profit-sharing contingent commissions for the third quarter of 2023 increased $2.4 million compared to the third quarter of 2022, primarily driven by qualifying for certain profit-sharing contingent commissions in 2023 that we did not qualify for in the prior year and, to a lesser extent, by acquired businesses in the last year. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 16.7%, and the Organic Revenue growth rate was 13.4% for the third quarter of 2023. The Organic Revenue growth rate was driven by strong new business and good retention as well as rate increases for most lines of business, with the exception of professional liability that moderated downward.

Income before income taxes for the three months ended September 30, 2023 decreased 32.8%, or $11.6 million, as compared to the same period in 2022, to $23.8 million. The decrease was due to: (i) an increase in the change in estimated acquisition earn-out payables; partially offset by (ii) growth of EBITDAC - Adjusted described below; and (iii) a decline in Acquisition/Integration Costs.

EBITDAC - Adjusted for the three months ended September 30, 2023 increased 21.7%, or $9.9 million, as compared to the same period in 2022, to $55.5 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2023 increased to 37.1% from 35.9%, as compared to the same period in 2022. EBITDAC Margin - Adjusted increased due to: (i) strong Organic Revenue growth; (ii) higher profit-sharing contingent commissions; and (iii) leveraging our expense base.

The Wholesale Brokerage segment’s total revenues for the nine months ended September 30, 2023 increased 20.6%, or $70.4 million, as compared to the same period in 2022, to $412.0 million. The $65.1 million net increase in core commissions and fees revenue was driven primarily by: (i) $37.5 million related to net new and renewal business; (ii) $32.1 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; and (iii) an increase from the impact of Foreign Currency Translation of $0.5 million; and partially offset by (iv) a decrease of $5.0 million related to commissions and fees recorded in 2022 from a business since divested. Profit-sharing contingent commissions for the first nine months of 2023 increased approximately $4.4 million compared to the same period of 2022. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 19.5%, and the Organic Revenue growth rate was 11.4% for the first nine months of 2023. The Organic Revenue growth rate was driven by good new business and retention as well as rate increases for most lines of coverage, except for professional liability that realized rates that were flat to down as compared to the prior year.

Income before income taxes for the nine months ended September 30, 2023 decreased 2.5%, or $2.4 million, as compared to the same period in 2022, to $92.4 million due to: (i) an increase in the change in estimated acquisition earn-out payables; and (ii) higher amortization expense; offset by (iii) the growth of EBITDAC - Adjusted described below; (iv) lower intercompany interest expense; and (v) a decrease in Acquisition/Integration Costs.

EBITDAC - Adjusted for the nine months ended September 30, 2023 increased 19.8%, or $22.7 million, as compared to the same period in 2022, to $137.3 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2023 decreased slightly to 33.3% from 33.5% in the same period in 2022. EBITDAC Margin - Adjusted was substantially flat due to: (i) strong Organic Revenue growth; (ii) higher profit-sharing contingent commissions; and (iii) leveraging our expense base, which were offset by (iv) certain nonrecurring operating expenses; and (v) increased variable operating expenses, which were primarily travel and meeting related.

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

Financial information relating to our Services segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2023	2022	% Change	2023	2022	% Change
REVENUES
Core commissions and fees	$42.4	$41.1	3.2%	$129.9	$128.8	0.9%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	—	—	—%
Other income, net	—	—	—%	—	—	—%
Total revenues	42.4	41.1	3.2%	129.9	128.8	0.9%
EXPENSES
Employee compensation and benefits	23.6	22.5	4.9%	71.9	67.2	7.0%
Other operating expenses	12.1	11.7	3.4%	36.1	36.9	(2.2%)
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	1.3	1.3	—%	3.9	3.9	—%
Depreciation	0.3	0.4	(25.0)%	1.2	1.2	—%
Interest	0.3	0.5	(40.0)%	1.0	1.6	(37.5)%
Change in estimated acquisition earn-out payables	—	—	—%	—	—	—%
Total expenses	37.6	36.4	3.3%	114.1	110.8	3.0%
Income before income taxes	$4.8	$4.7	2.1%	$15.8	$18.0	(12.2)%
Income Before Income Taxes Margin (1)	11.3%	11.4%		12.2%	14.0%
EBITDAC - Adjusted (2)	$6.7	$6.9	(2.9%)	$21.9	$24.7	(11.3)%
EBITDAC Margin - Adjusted (2)	15.8%	16.8%		16.9%	19.2%
Organic Revenue growth rate (2)	3.2%	(4.6)%		0.8%	(3.7)%
Employee compensation and benefits relative to total revenues	55.7%	54.7%		55.4%	52.2%
Other operating expenses relative to total revenues	28.5%	28.5%		27.8%	28.6%
Capital expenditures	$0.2	$0.3	(33.3)%	$0.9	$0.8	12.5%
Total assets at September 30,				$279.8	$289.1	(3.2)%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services segment’s total revenues and Organic Revenue for the three months ended September 30, 2023 increased 3.2%, or $1.3 million, as compared to the same period in 2022, to $42.4 million. The Organic Revenue growth for the third quarter of 2023 was driven by an increase in claim processing revenue and was partially offset by external factors continuing to impact our Social Security disability advocacy businesses.

Income before income taxes for the three months ended September 30, 2023 increased 2.1%, or $0.1 million, as compared to the same period in 2022, to $4.8 million. Income before income taxes increased slightly due to the drivers of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the three months ended September 30, 2023 decreased 2.9%, or $0.2 million, from the same period in 2022, to $6.7 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2023 decreased to 15.8% from 16.8% in the same period in 2022. The decrease in EBITDAC and EBITDAC Margin was driven primarily by one-time operating expenses and, to a lesser extent, additional headcount added for certain growing programs and inflation.

The Services segment’s total revenues for the nine months ended September 30, 2023 increased 0.9%, or $1.1 million for the same period in 2022, to $129.9 million and Organic Revenue for the same period increased 0.8%. The increase in Organic Revenue was driven primarily by an increase in claims processing revenue, which was substantially offset by external factors continuing to impact our Social Security disability advocacy businesses.

Income before income taxes for the nine months ended September 30, 2023 decreased $2.2 million, or 12.2%, from the same period in 2022, to $15.8 million. Income before income taxes decreased due to the drivers of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the nine months ended September 30, 2023 decreased 11.3%, or $2.8 million, from the same period in 2022, to $21.9 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2023 decreased to 16.9% from 19.2% in the same period in 2022. The decrease in EBITDAC - Adjusted and EBITDAC Margin - Adjusted were driven primarily by additional headcount added for growing programs, inflation and one-time operating expenses.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our Revolving Credit Facility, which as of September 30, 2023 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months and the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800.0 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1.7 billion of incremental borrowing capacity as of September 30, 2023.

Subsequent to September 30, 2023, the Company exercised a draw down on the Revolving Credit Facility for $250.0 million and issued 261,614 shares at a total value of $18.4 million in connection with the acquisition of Kentro Capital Limited.

Contractual Cash Obligations

As of September 30, 2023, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,737.5	$562.5	$450.0	$475.0	$2,250.0
Other liabilities	180.0	4.6	21.6	16.1	137.7
Operating leases (1)	257.5	51.7	90.3	57.1	58.4
Interest obligations	1,459.0	175.1	264.9	187.1	831.9
Maximum future acquisition contingency payments (2)	550.5	338.4	212.1	—	—
Total contractual cash obligations (3)	$6,184.5	$1,132.3	$1,038.9	$735.3	$3,278.0

(1)
Includes $9.9 million of future lease commitments expected to commence later in 2023.
(2)
Includes $258.2 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Three of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2023 is $2.9 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $37.0 million of current liability for a dividend of $0.1300 per share approved by the Board of Directors on October 18, 2023.

Debt

Total debt at September 30, 2023 was $3,707.1 million net of unamortized discount and debt issuance costs, which was a decrease of $235.0 million compared to December 31, 2022. The decrease includes: the scheduled principal payments related to our various existing floating-rate debt term notes in total of $238.1 million; offset by the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $3.1 million.

During the nine months ended September 30, 2023, the Company repaid $9.4 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit

Agreement term loan had an outstanding balance of $225.0 million as of September 30, 2023. The Company's next scheduled principal payment is due December 31, 2023 and is equal to $6.3 million.

During the nine months ended September 30, 2023, the Company repaid the full balance of $210.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled principal payments and refinanced a portion of the loan on the Revolving Credit Facility.

During the nine months ended September 30, 2023, the Company repaid $18.8 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $462.5 million as of September 30, 2023. The Company’s next scheduled principal payment is due December 31, 2023 and is equal to $6.3 million.

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

On May 31, 2023, the Company repaid the outstanding balance of $202.5 million on the term loan (the “Term Loan”) associated with the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which was entered into on December 21, 2018 with cash proceeds of $32.5 million and $170.0 million with proceeds from the Revolving Credit Facility. The Term Loan was terminated early due to the agreement's benchmark reference rate to the London Interbank Offered Rate (“LIBOR”) which was due to cease on June 30, 2023. There is currently no outstanding balance remaining on the Revolving Credit Facility as of September 30, 2023.

As of September 30, 2023, the Company has reclassified the 4.20% notes equaling $500.0 million due in September 2024 to the current portion of long-term debt section of the balance sheet from the long-term debt section on the Condensed Consolidated Balance Sheet. The notes are less than one year from maturity. The Company is currently evaluating a refinancing strategy before the notes mature in September 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at September 30, 2023 and December 31, 2022 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2023, we had $987.5 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of September 30, 2023, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2023. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2023, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2023:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
July 1, 2023 to July 31, 2023	9,562	$71.19	—	$249.5
August 1, 2023 to August 31, 2023	1,092	70.74	—	249.5
September 1, 2023 to September 30, 2023	—	—	—	249.5
Total	10,654	$71.14	—	$249.5

(1)
All shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our 2010 Stock Incentive Plan and 2019 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400.0 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249.5 million. Between January 1, 2014 and September 30, 2023, the Company repurchased a total of approximately 19.7 million shares for an aggregate cost of approximately $748.1 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the third quarter of 2023, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement”

or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 25, 2023	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)