Form 10-K
period 2023-12-31
BROWN & BROWN, INC.
filed 2024-02-22
CIK 79282

Pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $16,289,316,561.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 19, 2024 was 285,801,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tampa, Florida, United States of America

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Annual Report on Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
The inability to hire, retain and develop qualified employees, as well as the loss of any of our executive officers or other key employees;
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
•
The effect of natural disasters on our profit-sharing contingent commissions, insurer capacity or claims expenses within our capitalized captive insurance facilities;
•
Adverse economic conditions, political conditions, outbreaks of war, disasters, or regulatory changes in states or countries where we have a concentration of our business;
•
The inability to maintain our culture or a significant change in management, management philosophy or our business strategy;
•
Fluctuations in our commission revenue as a result of factors outside of our control;
•
The effects of sustained inflation or higher interest rates;
•
Claims expense resulting from the limited underwriting risk associated with our participation in capitalized captive insurance facilities;
•
Risks associated with our automobile and recreational vehicle dealer services (“F&I”) businesses;
•
Changes in, or the termination of, certain programs administered by the U.S. federal government from which we derive revenues;
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
•
Increasing scrutiny and changing laws and expectations from regulators, investors and customers with respect to our environmental, social and governance practices and disclosure;
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

PART I

ITEM 1. Business.

General

Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. We primarily operate as an agent or broker and therefore, with limited exceptions, do not assume underwriting risks. Within The Wright Insurance Group, LLC (“Wright”), we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”). We also sell excess flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. We also participate in capitalized captive insurance facilities (the "Captives") for the purpose of providing additional capacity to place coverage, deliver revenues, and participate in underwriting results. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. The Captives give us another way to continue to participate in underwriting results, while limiting exposure to underwriting claim costs. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our managing general underwriters (“MGUs”). The Captives limit, but do not fully eliminate the Company's exposure to claims expenses either through reinsurance or by only participating in limited tranches of the underwriting results.

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

As of December 31, 2023, our activities were conducted in 322 domestic locations in 46 states, and 177 international locations in Belgium, Bermuda, Canada, Cayman Islands, France, Germany, Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”), Republic of Ireland, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom.

Segment Information

Our business is divided into four reportable segments: (i) the Retail segment, (ii) the National Programs segment, (iii) the Wholesale Brokerage segment and (iv) the Services segment. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, as well as non-insurance warranty services and products through our F&I businesses. The National Programs segment, which acts as an MGU, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents, as well as affinity groups, wholesale entities and sold direct to consumers. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through a nationwide network of independent agents and brokers, including Brown & Brown retail agents. The Services segment provides insurance-related services, including third-party claims administration and adjusting services, comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services and Social Security disability benefits advocacy services.

As announced on October 31, 2023 and completed in the fourth quarter of 2023, the Company sold certain third-party claims administration and adjusting services businesses representing approximately 50% of the total revenues of the Services segment to Davies Group Ltd. As a result, beginning in fiscal year 2024 the Company will operate three segments: Retail, Programs (formerly National Programs), and Wholesale. Historical results will be recast to align with the three-segment structure with the remaining businesses to be included as part of the Retail segment. The Company performed an evaluation to determine if the sold businesses should be reported as discontinued operations. However, with the sold businesses representing, as a percentage of total Company, approximately 3% of the total revenue, 2% of the total assets and 2% of net income, the Company determined that treating the sale as discontinued operations was not appropriate.

The following table summarizes (i) the commissions and fees generated by each of our reportable operating segments for 2023, 2022, and 2021 and (ii) the percentage of our total commissions and fees represented by each segment for each such period:

(in millions, except percentages)	2023	%	2022	%	2021	%
Retail segment	$2,434.7	58.0%	$2,081.6	58.4%	$1,766.6	58.0%
National Programs segment	1,064.3	25.3%	858.1	24.1%	701.1	23.0%
Wholesale Brokerage segment	539.0	12.8%	452.8	12.7%	402.6	13.2%
Services segment	163.1	3.9%	171.9	4.8%	178.9	5.9%
Other	(1.7)	(—)%	(1.2)	(—)%	(1.7)	(0.1)%
Total	$4,199.4	100.0%	$3,563.2	100.0%	$3,047.5	100.0%

The majority of our operations are in the United States. Outside of the United States we have retail operations based in Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom, managing general underwriter operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom; and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations generated $527.0 million, $240.6 million and $78.0 million of revenues for the years ended December 31, 2023, 2022 and 2021, respectively. We do not have any material foreign long-lived assets.

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
Strategic Non-Medical Solutions
Private Equity/Mergers & Acquisitions

No material part of our Retail segment is attributable to a single customer or a few customers. During 2023, commissions and fees from our largest single Retail segment customer represented 0.8% of the Retail segment’s total commissions and fees.

As of December 31, 2023, our Retail segment employed 9,705 employees. Our Retail segment has physical locations in 42 states plus Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom. In connection with selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs segment

As of December 31, 2023, our National Programs segment employed 3,743 employees. Our National Programs segment has physical locations in 20 states plus Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom. The National Programs segment specializes in the development, underwriting and management of insurance program business, often designed for niche, underserved markets and distributes these coverages to retail agencies (including Brown & Brown retail offices), as well as affinity groups, wholesale entities and sold direct to consumers. Our largest National Programs segment customer represented approximately 8.1% of the segment's total commissions and fees. We offer program management expertise for insurance carrier partners across numerous lines of business, which can be grouped into five broad categories as detailed below:

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

Wholesale Brokerage segment

As of December 31, 2023, our Wholesale Brokerage segment employed 1,918 employees. Our Wholesale Brokerage segment has physical locations in 22 states plus Belgium, Hong Kong, Italy and the United Kingdom. Our Wholesale Brokerage segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage segment represents various U.S., U.K., and European surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. During 2023, commissions and fees from our largest Wholesale Brokerage segment customer represented approximately 1.3% of the Wholesale Brokerage segment’s total commissions and fees.

Services segment

As of December 31, 2023, our Services segment employed 398 employees and provided a variety of insurance-related services.

The two businesses listed below were not part of the sale of certain businesses to Davies Group Ltd. in the fourth quarter of 2023. In 2024, the financial results of these businesses, along with their historical financial results, will be included in the Retail segment.

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

The following businesses were sold to Davies Group Ltd. in the fourth quarter of 2023. In 2024 the historical results associated with these businesses will be included within the Programs (formerly National Programs) segment. The Company performed an evaluation to determine if the sold businesses should be reported as discontinued operations. However, with the sold businesses representing, as a percentage of total Company, approximately 3% of the total revenue, 2% of the total assets and 2% of net income, the Company determined that treating the sale as discontinued operations was not appropriate.

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

In 2023, our five largest contracts represented approximately 38.8% of fee revenues in our Services segment.

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

Regulation, Licensing and Agency Contracts

We and/or our designated employees must generally be licensed to act as agents, brokers, intermediaries or third-party administrators by regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state and international location and are often complex.

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

Human Capital

At December 31, 2023, the Company had 16,152 employees globally. We have agreements with our sales employees and certain other employees that include provisions that (i) protect our confidential information and trade secrets, (ii) restrict their ability post-employment to solicit the business of our customers, and (iii) prevent them from hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

Except for certain of our employees in Canada, none of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be good.

Our Guiding Principles

The cornerstones of our organization's guiding principles are people, performance, service and innovation. We view ourselves as a team and refer to our employees as “teammates,” and our team is characterized by a common framework of behaviors, skills, and characteristics that create a link between what we do and how we do it – our cultural DNA. We believe in always doing what is best for our customers, communities, teammates, carrier partners and shareholders. We understand that every successful team thrives on the diversity of talent, thought, experience, character and work ethic. Our ability to continue to serve our customers and communities is dependent on the effective recruitment and enhancement of the most qualified teammates. We are an equal opportunity employer built on meritocracy, meaning our teammates have the opportunity to rise according to their merits and individual initiative.

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

Over 20% of our Company is owned by teammates, which we believe cultivates a unique ownership culture. We strive to provide multiple opportunities for teammates to share in the ownership of Brown & Brown and to help create personal wealth, including through our employee stock purchase program, our 401(k) plan, and long-term equity grants. With more than 60% of our U.S. teammates owning stock in our Company, we operate with an ownership mindset that influences how we invest in our business and the work we do for our customers.

Our Team

Our goal is to provide our teammates with long-term careers, which is why a vast majority of our teammates are full-time teammates. In addition, we also employ regular part-time teammates and seasonal/temporary teammates.

Full-time teammates work at least a 30 hours per week for an indefinite period of time and are generally eligible for all employment benefits provided by the Company. Part-time teammates work less than 30 hours per week for an indefinite period of time, and depending on the average hours worked per week, they may be eligible for limited employment benefits as specified in terms of the particular benefit plan or policy. Seasonal/temporary teammates are hired as an interim replacement to temporarily supplement our workforce or assist in completing a specific project, other than those supplied under contract by an outside agency; employment assignments in this category are typically of limited duration.

Teammate Recruitment, Education and Development

Our Company focuses on recruiting and developing the most capable teammates with diverse backgrounds and experiences. We actively recruit at all offices and levels of our organization. We believe our own teammates are the best stewards of our culture and have invested in building our internal recruiting capabilities to attract and onboard high-quality talent companywide. We have seen good success over time by building our diverse team with recent college graduates, mid-level professionals with experience outside the insurance industry and seasoned insurance professionals who desire to elevate their careers. Leveraging our strong relationships with several key colleges and universities, we are also committed to recruiting and developing talent through our college intern program. In addition to individual recruitment, we focus on building our team by completing high-quality acquisitions. In 2023, we grew our team by almost 900 new teammates through the acquisition of 33 companies.

We believe that supporting and encouraging continued education will help to ensure we remain at the forefront of developing trends in an ever-changing industry. We are committed to investing heavily in our teammate education and development through Brown & Brown University ("BBU"), the Brown & Brown Education Assistance Program and our Peer Partnership Program.

Teammate Benefits

Brown & Brown offers a wide variety of benefits, including medical and dental coverage, short-term and long-term disability, life insurance and a 401(k) plan. Each year we have a robust process to evaluate the benefits of our medical and well being plans. We incorporate feedback from our teammates into the design of our benefits. We strive to have comprehensive benefit offerings, as we believe the overall well-being of our teammates and their families comes first, and having competitive benefits helps set us apart in recruiting and retaining high-quality talent.

In 2023, there were no widespread layoffs or pay reductions as a result of external factors, such as the economy or natural disasters. Instead, our Company's leadership remains committed to developing our talented teammates and focusing on engagement, which we believe over time supports strong financial results. Our Company has encouraged flexible work arrangements to accommodate the evolving future of the work landscape and the needs of our teammates. Additionally, teammates, their families and others affected by disasters have the opportunity to apply for financial assistance through our Brown & Brown Disaster Relief Foundation.

Teammate Engagement

To better understand our Company's strengths and growth opportunities, we gather anonymous feedback from our entire team on at least an annual basis. We are committed to actively listening and amplifying our teammates' well-being, satisfaction and engagement at work, and are proud that in 2023, 93% of our teammates say Brown & Brown is a Great Place to Work®. By instilling A Meritocracy culture, we want teammates to have the opportunity to rise according to their merits.

We believe a driver of our Company’s results stem from our commitment to putting the health and well-being of our teammates and their families first. By valuing and supporting these priorities as an organization, we believe our Company will continue to be driven by positive, engaged and productive teams, and will retain the most talented teammates.

Diversity, Inclusion and Belonging

We believe having a team that is diverse in thought, experience, skills and work ethic, results in teammate empowerment and high performance. An empowered team helps to positively impact our customer service and community involvement. As part of our strategy, we continue to evolve and augment our Diversity, Inclusion and Belonging ("DIB") advisory council, which is composed of numerous teammates and leaders with different backgrounds, work experiences and skill sets. The mission of the DIB advisory council is assist with recruiting and development of inclusive relationships. The DIB advisor council is overseen and guided by our chief people officer.

Our DIB advisory council evaluates our Company's current strengths and opportunities for development by initiating teammate surveys, listening sessions, group focus sessions and training modalities, including a course for all teammates focused on understanding and managing unconscious bias. In 2022, we began establishing Teammate Resource Groups (each, a "TRG") that are each founded around one identity. We now have five TRGs, which meet internally, empower one another, host events and are expected to make recommendations on how our Company can improve policies, impact recruitment and continue to be a strong part of the community. As a way to offer teammates flexibility to observe any day during the year to recognize their culture or heritage, we offer an additional floating holiday known as Culture Day.

Brown & Brown does not tolerate discrimination in any form concerning any aspect of employment. The Company has an established a policy that recruitment, hiring, transfers, promotions, terminations, compensation and benefits practices be without regard to race, color, religion, absence of religious affiliation, national origin, ethnicity, age, disability, perception of disability, sex, sexual orientation, gender identity/expression, gender orientation, marital status, service in our armed forces, veteran status in our armed forces, political activity or political party affiliation. In addition, the Company monitors the representation of women and underrepresented racial and ethnic minorities, because we believe diversity helps us build better teams, facilitate innovation and improve our customer experience. We discuss our gender and minority profile periodically with our board of directors and continue to strive to further diversify our workforce and strengthen our culture.

Teammate Health and Well-being

The safety and well-being of all Brown & Brown teammates and customers are of utmost importance.

Initially in response to the COVID-19 pandemic, the Company implemented a telecommuting protocol. Since then, remote work has provided an important layer of safety and flexibility. Hybrid workforce models have now been embraced by most of our teams, as they offer flexibility within our workforce and enable the Company to attract more geographically diverse talent. We offer specialized training related to a hybrid work environment for our leaders.

Brown & Brown's top priority is the total well-being of our teammates, which means physical, emotional, social and financial health and wellness. We believe that healthy teammates provide better support to their families, their communities and our customers, which results in our continued success as a Company. We encourage teammates to stay active, maintain a healthy work-life balance, volunteer in their local communities and prioritize their mental and physical health. This includes regular communication with teammates about the importance of physical, mental and financial wellness. In addition, our chief executive officer shares biweekly video updates to connect with our teammates and encourage the importance of health and well-being.

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

In addition, our campus in Daytona Beach, Florida was designed with teammates in mind. Open floorplans encourage regular movement and interaction among our teammates, promoting a productive, collaborative work environment. Offices and workstations are equipped with ergonomic furniture and sit-stand desks, intentionally selected to support teammates' physical health. Many of our other offices are also embracing open floorplans as they enter into new leases or refresh their office space.

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

In 2023, the Company had no work-related fatalities and 27 injuries or occupational diseases, as determined based on the number of claims made under our workers’ compensation policy, excluding claims that were closed and for which no payment was made.

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

Information About Our Executive Officers

Set forth below is certain information concerning our executive officers as of February 22, 2024. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman of the board	86
J. Powell Brown	President, chief executive officer	56
P. Barrett Brown	Executive vice president; president - Retail segment	51
Stephen M. Boyd	Executive vice president; president - Wholesale Brokerage segment	50
Julie L. Turpin	Executive vice president, chief people officer	53
K. Gray Nester II	Executive vice president, chief information officer	48
J. Scott Penny	Executive vice president; chief acquisitions officer	57
Chris L. Walker	Executive vice president; president - National Programs segment	66
R. Andrew Watts	Executive vice president; chief financial officer and treasurer	55

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

K. Gray Nester II. Mr. Nester was appointed as an executive vice president in October 2021. He became our chief information officer and a senior vice president in February 2021. From December 2019 until February 2021, Mr. Nester served as the chief information officer for our Retail segment. Prior to that, he held a variety of information technology roles as a senior vice president of BB&T Insurance Services from February 2010 until December 2019, including business information officer, IT group services manager, and IT services manager. From February 2004 until February 2010, Mr. Nester was an management information systems director for BB&T with responsibility for the information technology needs of various BB&T business lines during that time. He previously served as an information technology director for Fox-Everett.

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

Risks Related to Our Business

OUR INABILITY TO HIRE, RETAIN AND DEVELOP QUALIFIED EMPLOYEES, AS WELL AS THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES, COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN EXISTING BUSINESS AND GENERATE NEW BUSINESS.

Our success depends on our ability to attract, retain and develop skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. If we are not able to successfully attract, retain, develop and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

Our success and future performance depends in part upon the continued services of our executive officers, senior management, and other highly skilled personnel. Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. This risk may be increased by remote or hybrid working arrangements, which may make our employees more vulnerable to solicitations by competing firms. Also, if any of our key employees were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key employees are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us. Similarly, if an employee joins us from a competitor and is subject to enforceable restrictive covenants, we may be delayed in optimizing the employee's potential. In addition, regulation or legislation impacting the workforce or the ability to enforce employment-related restrictive covenants (due to state or federal laws or regulations), may lead to increased uncertainty and competition for talent.

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

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. The risk of such cybersecurity breaches may be increased by our increased reliance on work-from-home or other remote work technologies. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity incidents, such as malware infections, phishing campaigns and vulnerability exploit attempts, which to date have not had a material impact on our business.

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

Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. If we are unable to identify appropriate acquisition targets, or if our competitors are more successful in identifying acquisition targets at favorable valuations, we may fail to achieve desired strategic goals and capabilities, and our results of operations may be adversely affected. Acquisitions also involve a number of risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of employees; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.

WE HAVE OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS OR REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

We have substantial operations in the United Kingdom, as well as operations in Belgium, Bermuda, Canada, Cayman Islands, France, Germany, Hong Kong, Republic of Ireland, Italy, Malaysia, the Netherlands and United Arab Emirates. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

•
Difficulties in staffing and managing international operations;
•
Less flexible employee relationships, which may make it difficult and expensive to terminate employees and which limits our ability to prohibit employees from competing with us after their employment ceases;
•
Difficulties in maintaining, or resistance to, our corporate culture;
•
Political and economic instability (including acts of terrorism and outbreaks of war) either in the United States or globally;
•
Coordinating our communications and logistics across geographic distances and multiple time zones;
•
Unexpected changes in regulatory requirements and laws;
•
Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the international jurisdictions in which we operate;
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
•
Burdens of complying with, and the risk of employees or third parties acting on our behalf violating, anti-corruption laws in foreign countries; and
•
Burdens of complying with a wide variety of labor practices and international laws, including those relating to export and import duties, environmental policies and privacy issues.

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

For the year ended December 31, 2023, 2022 and 2021, no more than 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should any insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.

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

BECAUSE A SIGNIFICANT PORTION OF OUR BUSINESSES ARE CONCENTRATED IN FLORIDA, CALIFORNIA, MASSACHUSETTS, GEORGIA, MICHIGAN, AND NEW YORK, AS WELL AS IN THE UNITED KINGDOM, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE JURISDICTIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our businesses are concentrated in Florida, California, Massachusetts, Georgia, Michigan, and New York, where for the year ended December 31, 2023, we derived approximately 20%, 8%, 8%, 7%, 7%, and 5% of our annual revenue, respectively. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business in the U.S. is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry.

We also derived approximately 10% of our annual revenue from our businesses located in the United Kingdom. The insurance business in the United Kingdom is regulated at the national level by the Financial Conduct Authority, which may enact laws or otherwise act in ways that adversely affect the insurance industry or our ability to continue acquiring businesses in the United Kingdom.

Because our business is concentrated in the jurisdictions identified above, we face greater exposure to unfavorable changes in regulatory conditions in those jurisdictions than insurance intermediaries whose operations are more diversified through a greater number of states and/or countries. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these jurisdictions could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 54 offices and our headquarters, as well as in Texas, where we have 17 offices), earthquakes (including in California, where we have 23 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or human-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESS, AND IF WE CANNOT MAINTAIN THIS CULTURE, OR IF WE EXPERIENCE A SIGNIFICANT CHANGE IN MANAGEMENT, MANAGEMENT PHILOSOPHY, OR BUSINESS STRATEGY, OUR BUSINESS MAY BE HARMED.

We believe that a significant contributor to our success has been our corporate culture as a lean, highly competitive, decentralized growth and profit-oriented sales and service organization. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and/or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent employees who are willing to embrace our culture. Remote and hybrid work arrangements may also negatively impact our ability to maintain our culture. In addition, as our organization grows and we are required (either by new regulations or otherwise) to implement more complex organizational structures, or if we experience a significant change in management, management philosophy or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our decentralized sales and service operating model, which could negatively impact our future success.

OUR COMMISSION REVENUE COULD FLUCTUATE AS A RESULT OF FACTORS OUTSIDE OF OUR CONTROL

We derive significant revenue from commissions, but do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a “soft” or “softening” market, generally leads to downward pressure on commission revenue and can have a material adverse impact on our commission revenue and operating margins. We could be negatively impacted by soft market conditions across certain sectors and geographic regions. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as us. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenue, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenue, and any decreases in premium rates may adversely affect the results of our operations.

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our risk and broking businesses depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.

SIGNIFICANT OR SUSTAINED INFLATION COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Inflation can adversely affect us by increasing our costs, including salary costs. Significant inflation is often accompanied by higher interest rates. Any sustained inflation or significant increases in inflation, such as the wage inflation experienced during the fiscal year ended December 31, 2022, and interest rates could have an adverse effect on our business, results of operations and financial condition.

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

Our F&I businesses may be negatively impacted by a slowdown in vehicles sales in the united states or by regulatory changes, including tax-related changes, affecting the sale of f&I products by vehicle dealers

Our F&I businesses earn commissions and fees from the sale of non-insurance warranty services and products by vehicle dealers. For the year ended December 31, 2023, we derived less than 4% of our annual total revenues from our F&I businesses. If there were a slowdown in vehicle sales in the United States or regulatory changes, including tax-related changes, affecting the sale of non-insurance warranty services and products by vehicle dealers, our F&I businesses may be negatively impacted, which may impact our results of operation.

changes in, or the termination of, certain programs administered by the U.s. federal government from which we derive revenues could adversely impact our results of operations.

We face the risk that the U.S. federal government modifies, discontinues, or otherwise limits our ability to derive revenues from certain federal programs, including failure by United States Congress to appropriate funding for any such programs. These programs include the National Flood Insurance Program, the Social Security disability benefits program or the federal crop insurance program, from which in the aggregate we derive less than 5% of our annual total revenues. If any of these risks materialize, our results of operations and financial condition could be adversely affected.

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

CERTAIN OF OUR SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2023, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.3% of our outstanding common stock, of which J. Hyatt Brown, our chairman of the board, and his sons, J. Powell Brown, our president and chief executive officer, and P. Barrett Brown, our executive vice president and the president of our Retail segment, beneficially owned approximately 15.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (i) the election of our board of directors, (ii) the approval or disapproval of any other matters requiring shareholder approval and (iii) our affairs and policies.

Risks Related to Legal, Compliance and Regulatory Matters

CHANGES IN DATA PRIVACY AND PROTECTION LAWS AND REGULATIONS, OR ANY FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection and data security, including those related to the collection, storage, retention, handling, use, processing, disclosure, transfer and security of personal data. Significant uncertainty exists as privacy and data protection laws evolve and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (“GDPR”) in May 2016, which replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018 and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its processing, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. Additionally, a judgement by the Court of Justice of the European Union on Schrems II has made cross border data transfers to organizations outside of the European Economic Area more onerous and uncertain. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber-attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. Some states provide right of action for data breaches or for collection of certain categories of personal information without consent, which may result in increased litigation.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Data protection laws also include strict notification requirements for organizations related to confirmed or suspected breaches. With such a limited time available to validate indicators, there is an increased risk of reporting a false alarm or immaterial breach, which may lead to reputational damage despite there not being an actual data breach.

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

In 2022, the Company acquired GRP (Jersey) Holdco Limited and its business and the general insurance operating companies of BdB Limited companies and in 2023 Kentro Capital Limited (the “Acquisitions”). The Acquisitions introduce us to several new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which did not previously apply to us. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws and data privacy requirements. We will be subject to the risk that we, our employees and our agents may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

INCREASING SCRUTINY AND CHANGING LAWS AND EXPECTATIONS FROM REGULATORS, INVESTORS AND CUSTOMERS WITH RESPECT TO OUR ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES AND DISCLOSURE MAY IMPOSE ADDITIONAL COSTS ON US OR EXPOSE US TO REPUTATIONAL OR OTHER RISKS.

There is increased focus, including from governmental organizations, regulators (including the SEC), investors and customers, on ESG issues such as environmental stewardship, climate change, greenhouse gas emissions, diversity and inclusion, human rights, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately address any one or more of these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and others to do business with us.

Additionally, there has been increased regulatory focus on ESG and sustainability. For example, laws and regulations related to ESG issues continue to evolve, including in the U.S., the U.K. and the EU. New regulations may impose additional compliance or disclosure obligations on us. In particular, heightened demand for, and scrutiny of, ESG and sustainable-related strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as “greenwashing” or that we have otherwise run afoul of regulation. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. Furthermore, perceptions of our efforts to achieve ESG goals or advance ESG and sustainable-related strategies may differ widely among stakeholders and could present risks to our reputation and business.

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

At December 31, 2023, we believe we were in compliance with the financial covenants and other limitations contained in each of the credit agreements that govern out debt. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

If economic conditions were to worsen, a number of negative effects on our business could result, including declines in insurable exposure units, declines in insurance premium rates, the financial insolvency of insurance companies, or the reduced ability of customers to pay. Also, if general economic conditions are poor, some of our customers may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these customers are affected by poor economic conditions, but yet remain in existence, they may face liquidity problems or other financial difficulties that could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Additionally, decreased underwriting capacity for insurance and reinsurance may create difficulty for us to place business, which may adversely impact our ability to earn revenue. Any of these effects could decrease our net revenues and profitability.

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

Over the last three years our profit-sharing contingent commissions generally have been in the range of 3.0% to 3.6% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we estimate the amount of profit-sharing contingent commissions we have earned for policies we have bound and are effective. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2023 fiscal year, we have $7.3 billion of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2023 and determined that the fair value of goodwill exceeded the carrying value of each reporting unit. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis before the next annual goodwill impairment test. If determined that a future write-down of our goodwill is necessary, the appropriate adjustment would be recorded which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

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

There have been no impairments recorded to either goodwill or amortizable intangibles for the years ended December 31, 2023, 2022 and 2021.

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

We cannot predict the impact that future pandemics, epidemics or outbreaks of infectious disease, will have in the future on our customers, insurance carriers, suppliers and other third-party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Even after a pandemic, epidemic or outbreak of infectious disease has subsided, we may experience materially adverse impacts to our business as a result of the global economic impact of these events. Further, these events may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks to our operations.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

The Company relies on our internal Technology Solutions team and third-party vendors to provide effective and efficient service to our customers, process claims and timely and accurately report information to carriers, which often involves secure processing of confidential, sensitive, proprietary and other types of information. We monitor the risks presented by the possibility of cybersecurity breaches of any of these systems. Accordingly, we have significantly invested, and will continue to invest, in technology security initiatives, information technology policies and resources, and teammate training to mitigate the risk of improper access to private information.

The Audit Committee, composed entirely of independent directors, is responsible for organization-wide oversight regarding information security and reports to the full Board. All directors typically attend our committee meetings, which we believe creates transparency and a more collaborative and informed Board. The Audit Committee receives reports on at least a quarterly basis from the Company’s chief information security officer, who is typically accompanied by the Company’s chief security officer and chief information officer, on the Company’s latest information security risks and mitigation strategies.

Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) program. As part of the Company’s ERM program, the Board receives a report at least annually from the Company’s chief executive officer and chief legal officer concerning the Company’s risks, which include cybersecurity risks.

The Company’s chief information security officer, under the direction of our chief security officer, is responsible for developing and implementing our information security program. Our chief information security officer and our chief security officer each has more than 35 years of experience in technology, operations, information risk and security. Our chief information security officer has deep experience developing comprehensive information security programs for large and complex financial services and insurance organizations. Our chief security officer brings extensive experience in both the military and the private sector and is a specialist in attack surface reduction, incident response and recovery, targeted threat hunting, forensics/malware analysis and threat group analysis.

Our Information Security team has deployed a structured and measured vulnerability management program that proactively identifies vulnerabilities across our platforms and processes. The program is composed of the following:

•
Internal persistent scans and external monthly scans;
•
Static and dynamic software custom code to develop scans for secure code development;
•
Periodic third-party executed penetration tests and risk assessments; and
•
A model to comply with SOC 2 Type II standards or other industry certifications at certain offices based on an office’s contractual agreements with carrier partners or other third parties.

In addition, external partners and products are submitted through a security risk assessment process facilitated through our security scorecard tool for data security risk and vulnerability maturity rating, and our teammates undertake a yearly security and compliance online training with test certification. Our teammates are also subject to security awareness communications and random simulated phishing campaigns. Teammates are also required to complete Health Insurance Portability and Accountability Act of 1996 (HIPAA) training every one or two years, depending on location. In 2023, substantially all Brown & Brown teammates completed ethical conduct training; cybersecurity awareness training; the California Consumer Privacy Act (CCPA) Survey; and the Annual Certification for Insurance Licensees training as a reminder of the regulatory obligation to report certain changes to the jurisdictions in which they are licensed.

We have also established a structured incident response process driven by the severity and type of issue. This process, which engages our Security Operations Center (SOC) for incident identification, our internal security team for incident analysis and assignment, our Technology Solutions teams for isolation/remediation and our third-party business partner for continuity awareness and escalations. These teams operate at the direction of our Legal Department when we identify potentially impactful information security incidents, which, among other things, directs external and internal reporting, including escalation to other functional areas within the Company and the Board of Directors. We have adopted an in-depth defense approach that includes intrusion detection systems and intrusion prevention systems, endpoint protection, endpoint detection and response and a log management platform. Additionally, to defray the costs of any future data breach, we have a cyber liability insurance policy.

We face a number of cybersecurity risks in connection with our business and have from time-to-time experienced cybersecurity incidents, such as malware infections, phishing campaigns and vulnerability exploit attempts, which to date have not had a material impact on our business strategy, results of operations, or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “A cybersecurity attack, or any other interruption in information technology and/or data security that may impact our operations or the operations of third parties that support us, could adversely affect our business, financial condition and reputation” in Item 1A - Risk Factors.

ITEM 2. Properties.

We own our executive offices, which are located at 300 North Beach Street, Daytona Beach, Florida 32114, as well as certain other vacant land and office buildings in the Daytona Beach area. We lease offices at each of our other 499 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized, taking into consideration the post-pandemic adoption of a remote and hybrid workforce. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved which could be impacted by certain of our employees working remotely from our offices. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 15 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 19, 2024, there were 285,801,863 shares of our common stock outstanding, held by approximately 1,564 shareholders of record.

Sales of Unregistered Securities

During 2023, the Company issued 261,614 shares of the Company's common stock to the owners of the businesses acquired in connection with the acquisition of Kentro Capital Limited. The issuances were made in reliance upon the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.

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

During 2023, the Company repurchased 2,100 shares at an average price of $53.84 for a total cost of $0.1 million under the current share repurchase authorization. At December 31, 2023, the remaining amount authorized by our board of directors for share repurchases was $249.5 million. Under the authorized repurchase programs, the Company has repurchased approximately 19.7 million shares for an aggregate cost of approximately $748.1 million between 2014 and 2023.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 to October 31, 2023	—	$—	—	$249.5
November 1, 2023 to November 30, 2023	—	—	—	249.5
December 1, 2023 to December 31, 2023	—	—	—	249.5
Total	—	$—	—	$249.5

Performance Graph

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the S&P 500 Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2018 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100.00 investment on December 31, 2018, with all dividends reinvested.

	12/18	12/19	12/20	12/21	12/22	12/23
Brown & Brown, Inc.	100.00	144.66	175.13	261.47	213.40	268.29
S&P 500 Composite	100.00	131.47	155.65	200.29	163.98	207.04
Peer Group	100.00	140.40	151.85	213.43	216.03	234.74

ITEM 6. Reserved.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Company Overview

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Annual Report on Form 10-K, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, see “Information Regarding Non-GAAP Financial Measures” below regarding important information on non-GAAP financial measures contained in our discussion and analysis.

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in capitalized captive insurance facilities (the "Captives") for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting results. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs and limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting.

We have increased revenues every year from 1993 to 2023, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $4.3 billion in 2023, reflecting a compound annual growth rate of 13.5%. In the same 30-year period, we increased net income from $8.1 million to $870.5 million in 2023, a 16.9% compound annual growth rate.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase the value of insurable exposure units, or a general decline in economic activity, could increase or decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on net new business and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

The term “core commissions and fees” excludes profit-sharing contingent commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The net change in core commissions and fees reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units, deductibles or insured limits; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; (iv) the net change in fees paid to us by our customers; and (v) any businesses acquired or disposed of.

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s), but may differ from the amount estimated and accrued due to the lack of complete loss information until paid. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.3% of commissions and fees revenue.

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Services segment, which is primarily a fee-based business that provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (ii) our National Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (iii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 23.9% in 2023 and 25.8% in 2022.

For the year ended December 31, 2023, our commissions and fees growth rate was 17.9% and our consolidated Organic Revenue growth rate was 10.2%.

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

Income before income taxes for the year ended December 31, 2023 increased by $270.0 million, or 30.8% over 2022, driven by net new business, growth from existing customers, acquisitions we completed in the last 12 months and an increase in the (gain)/loss on disposal primarily associated with the divestiture of certain businesses within the Services segment during the fourth quarter of 2023, which were partially offset by incremental operating costs, increased amortization expense as a result of acquisitions, along with higher interest expense associated with an increase in the reference rate associated with the portion of our debt that carries a floating rate, and an increase in the change in estimated acquisition earn-out payables.

Information Regarding Non-GAAP Financial Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of the SEC rules: Total Revenues - Adjusted, Organic Revenue, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community and because we believe it provides additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability, that we believe are not indicative of ongoing performance and that are not easily comparable from period to period. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements and balance sheets as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operations - Segment Information.

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
•
“Foreign Currency Translation” means the period-over-period impact of foreign currency translation, which is calculated by applying current-year foreign exchange rates to the various functional currencies in our business to our reporting currency of U.S. dollars for the same period in the prior year.
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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2023, we acquired 644 insurance intermediary operations.

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

To a much lesser extent, the Company earns revenues in the form of net retained earned premiums in connection with the Captives. These premiums are reported net of the ceded premiums for reinsurance and recognized evenly over the associated policy periods.

Management determines a policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances.

See Note 2 to our Consolidated Financial Statements for additional information regarding the nature and timing of our revenues.

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

In connection with acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the right to represent insureds or claimants supported by the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals of delivery of services. Their value primarily represents the present value of the underlying net cash flows expected to be received over the estimated future duration of the acquired customer relationships. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based upon their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which typically range from 3 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.

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

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment, measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based upon an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or as a result of the qualitative assessment, it is not determined that the fair value of the reporting unit more likely than not exceeds the carrying amount, the Company will calculate the fair value of the reporting unit for comparison against the carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings, or on a discounted cash flow basis.

Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2023 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2023 and 2022.

Non-Cash Stock-Based Compensation

We grant non-vested stock awards to our employees, with the related compensation expense recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards, subject to any performance modification. During the performance measurement period, we review the probable outcome of the performance conditions associated with our performance awards quarterly and adjust the expense recognition accruals with the expected performance outcome.

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

During the first quarter of 2024, the performance conditions for approximately 1,200,000 shares of the Company’s common stock granted under the under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to the performance-based grants issued in 2021 and 2023. These grants had a performance measurement period that concluded on December 31, 2023. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2021 grant date and four years from the 2023 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges. The awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021, see Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023.

Financial information relating to our Consolidated Financial Results is as follows:

(in millions, except percentages)	2023	% Change	2022
REVENUES
Core commissions and fees	$4,069.5	17.1%	$3,474.5
Profit-sharing contingent commissions	129.9	46.4%	88.7
Investment income	52.4	NMF	6.5
Other income, net	5.3	43.2%	3.7
Total revenues	4,257.1	19.1%	3,573.4
EXPENSES
Employee compensation and benefits	2,186.6	20.3%	1,816.9
Other operating expenses	649.9	8.9%	596.8
(Gain)/loss on disposal	(143.3)	NMF	(4.5)
Amortization	166.0	13.2%	146.6
Depreciation	40.0	2.0%	39.2
Interest	190.0	34.6%	141.2
Change in estimated acquisition earn-out payables	21.8	(156.0)%	(38.9)
Total expenses	3,111.0	15.3%	2,697.3
Income before income taxes	1,146.1	30.8%	876.1
Income taxes	275.6	34.9%	204.3
NET INCOME	$870.5	29.6%	$671.8
Income Before Income Taxes Margin (1)	26.9%		24.5%
EBITDAC - Adjusted (2)	$1,444.7	23.1%	$1,173.8
EBITDAC Margin - Adjusted (2)	33.9%		32.7%
Organic Revenue growth rate (2)	10.2%		8.1%
Employee compensation and benefits relative to total revenues	51.4%		50.8%
Other operating expenses relative to total revenues	15.3%		16.7%
Capital expenditures	$68.9	31.0%	$52.6
Total assets at December 31,	$14,883.4	6.5%	$13,973.5

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums for 2023, increased $636.2 million to $4,199.4 million, or 17.9% over 2022. Core commissions and fees in 2023 increased $595.0 million, composed of (i) $351.1 million of net new and renewal business, which reflects an Organic Revenue growth rate of 10.2%; (ii) $285.0 million from acquisitions that had no comparable revenues in the same period of 2022; (iii) an increase from the impact from Foreign Currency Translation of $9.9 million; and (iv) an offsetting decrease of $51.0 million related to commissions and fees revenue from business divested in the preceding 12 months. Profit-sharing contingent commissions for 2023 increased by $41.2 million, or 46.4%, compared to the same period in 2022. This increase was the result of recent acquisitions and qualifying for certain profit-sharing contingent commissions in 2023 that we did not qualify for in the prior year, partially due to a quieter hurricane season in 2023 as compared to 2022.

Investment Income

Investment income for 2023 was $52.4 million, compared with $6.5 million in 2022. The increase was primarily driven by higher average interest rates compared to 2022.

Other Income, Net

Other income for 2023 was $5.3 million, compared with $3.7 million in 2022. Other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 51.4% for the year ended December 31, 2023 as compared to 50.8% for the year ended December 31, 2022, and increased 20.3%, or $369.7 million. This increase included $158.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2022. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2023 and 2022 increased by $210.9 million or 12.3%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth; (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company and (iv) the year-over-year increase of approximately $46.5 million in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections associated with our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities that closely match the investment elections of our employees.

Other Operating Expenses

Other operating expenses represented 15.3% of total revenues for 2023 as compared to 16.7% for the year ended December 31, 2022. Other operating expenses for 2023 increased $53.1 million, or 8.9%, from the same period of 2022. The net increase included: (i) $54.3 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2022; (ii) expenses of approximately $11.0 million to resolve a business matter during the first quarter of 2023 which is not considered to be normal, recurring or part of the ongoing operations; (iii) increased variable travel and entertainment costs, offset by (iv) the year-over-year increase of approximately $46.5 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits as noted above, and (v) prior year expenses of approximately $11.5 million recorded within our Captives as a result of the estimated insured property claims associated with Hurricane Ian.

Gain or Loss on Disposal

The Company recognized net gains on disposals of $143.3 million in 2023 and $4.5 million in 2022. The gains on disposal were due to activity associated with sales of businesses or book of business. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. in 2023 we recorded a gain on disposal of $134.6 million in our Services segment associated with the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Amortization

Amortization expense for 2023 increased $19.4 million to $166.0 million, or 13.2% over 2022. This increase reflects the amortization of new intangibles from businesses acquired within the past 12 months, net of certain intangible assets becoming fully amortized or written off in the gain or loss on disposal.

Depreciation

Depreciation expense for 2023 increased $0.8 million to $40.0 million, or 2.0% over 2022. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past 12 months and the addition of fixed assets resulting from business initiatives, net of the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for 2023 increased $48.8 million to $190.0 million, or 34.6%, from 2022. The increase is due to higher average debt balances resulting from debt issuance and bank financing in the first quarter of 2022 to fund the acquisitions of Orchid, GRP, and BdB, as well as increases in the floating-rate benchmark associated with our adjustable-rate debt.

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

The net charge or credit to the Consolidated Statements of Income for the period is the combination of the net change in the estimated acquisition earn-out payables liability, and the accretion of the present value discount on those liabilities.

As of December 31, 2023, the fair values of the estimated acquisition earn-out payables were reevaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Change in fair value of estimated acquisition earn-out payables	$14.1	$(45.9)
Interest expense accretion	7.7	7.0
Net change in earnings from estimated acquisition earn-out payables	$21.8	$(38.9)

For the years ended December 31, 2023 and 2022, the fair value of estimated earn-out payables was reevaluated and increased by $14.1 million for 2023 and decreased by $45.9 million for 2022, which are charges and credits respectively, exclusive of interest expense accretion, to the Consolidated Statements of Income for 2023 and 2022.

As of December 31, 2023, the estimated acquisition earn-out payables equaled $249.2 million, of which $145.9 million was recorded as accounts payable and $103.3 million was recorded as other non-current liabilities. As of December 31, 2022, the estimated acquisition earn-out payables equaled $251.6 million, of which $119.3 million was recorded as accounts payable and $132.3 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations was 24.0% in 2023 and 23.3% in 2022.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 16 “Segment Information” of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate and EBITDAC margin.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2023 are as follows:

2023	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$2,433.0	$2,080.4	$1,064.3	$858.1	$539.0	$452.8	$163.1	$171.9	$4,199.4	$3,563.2
Total change	$352.6		$206.2		$86.2		$(8.8)		$636.2
Total growth %	16.9%		24.0%		19.0%		(5.1)%		17.9%
Profit-sharing contingent commissions	(49.9)	(48.8)	(65.2)	(27.6)	(14.8)	(12.3)	—	—	(129.9)	(88.7)
Core commissions and fees	$2,383.1	$2,031.6	$999.1	$830.5	$524.2	$440.5	$163.1	$171.9	$4,069.5	$3,474.5
Acquisitions	(203.5)	—	(47.1)	—	(34.4)	—	—	—	(285.0)	—
Dispositions	—	(20.2)	—	(18.0)	—	(5.0)	—	(7.8)	—	(51.0)
Foreign currency translation	—	8.8	—	—	—	1.1	—	—	—	9.9
Organic Revenue(2)	$2,179.6	$2,020.2	$952.0	$812.5	$489.8	$436.6	$163.1	$164.1	$3,784.5	$3,433.4
Organic Revenue growth(2)	$159.4		$139.5		$53.2		$(1.0)		$351.1
Organic Revenue growth rate(2)	7.9%		17.2%		12.2%		(0.6)%		10.2%

(1)
The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information table in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items. Excluding the amounts from the "Other" column the growth in commissions and fees was 17.0%.
(2)
A non-GAAP financial measure.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2022, by segment, are as follows:

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
(2)
A non-GAAP financial measure.

The reconciliation of Total Revenues to Total Revenues - Adjusted, a non-GAAP measure, income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, including by segment, for the year ended December 31, 2023, is as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$2,440.0	$1,077.3	$540.7	$163.1	$36.0	$4,257.1
Total Revenues - Adjusted(2)	2,440.0	1,077.3	540.7	163.1	36.0	4,257.1
Income before income taxes	528.4	405.5	125.8	153.8	(67.4)	1,146.1
Income Before Income Taxes Margin(1)	21.7%	37.6%	23.3%	94.3%	NMF	26.9%
Amortization	108.5	41.2	11.2	5.1	—	166.0
Depreciation	18.0	11.8	2.6	1.4	6.2	40.0
Interest	83.4	35.6	11.9	1.3	57.8	190.0
Change in estimated acquisition earn-out payables	1.5	(0.1)	20.4	—	—	21.8
EBITDAC(2)	$739.8	$494.0	$171.9	$161.6	$(3.4)	$1,563.9
EBITDAC Margin(2)	30.3%	45.9%	31.8%	99.1%	NMF	36.7%
(Gain)/loss on disposal	(2.5)	(6.2)	-	(134.6)	—	(143.3)
Acquisition/Integration Costs	10.3	0.2	0.5	—	2.1	13.1
1Q23 Nonrecurring Cost					11.0	11.0
EBITDAC - Adjusted(2)	$747.6	$488.0	$172.4	$27.0	$9.7	$1,444.7
EBITDAC Margin - Adjusted(2)	30.6%	45.3%	31.9%	16.6%	NMF	33.9%

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

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total Revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4
Foreign Currency Translation	10.6	0.2	1.3	—	—	12.1
Total Revenues - Adjusted(2)	2,094.9	859.7	454.7	171.9	4.3	3,585.5
Income before income taxes	466.7	271.1	117.7	24.1	(3.5)	876.1
Income Before Income Taxes Margin(1)	22.4%	31.5%	26.0%	14.0%	NMF	24.5%
Amortization	96.7	35.4	9.4	5.1	—	146.6
Depreciation	12.8	15.3	2.7	1.6	6.8	39.2
Interest	94.3	33.0	12.9	2.1	(1.1)	141.2
Change in estimated acquisition earn-out payables	(26.3)	(10.9)	(1.7)	—	—	(38.9)
EBITDAC(2)	$644.2	$343.9	$141.0	$32.9	$2.2	$1,164.2
'EBITDAC Margin(2)	30.9%	40.0%	31.1%	19.1%	NMF	32.6%
(Gain)/loss on disposal	(8.4)	0.8	3.1	—	—	(4.5)
Acquisition/Integration Costs	7.6	0.5	1.5	—	1.6	11.2
Foreign Currency Translation	3.0	—	0.1	—	(0.2)	2.9
EBITDAC - Adjusted(2)	$646.4	$345.2	$145.7	$32.9	$3.6	$1,173.8
EBITDAC Margin - Adjusted(2)	30.9%	40.2%	32.0%	19.1%	NMF	32.7%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Retail Segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 78% of the Retail segment’s commissions and fees revenue is commission based.

Financial information relating to our Retail segment for the 12 months ended December 31, 2023 and 2022 is as follows:

(in millions, except percentages)	2023	% Change	2022
REVENUES
Core commissions and fees	$2,384.8	17.3%	$2,032.8
Profit-sharing contingent commissions	49.9	2.3%	48.8
Investment income	1.3	NMF	0.1
Other income, net	4.0	53.8%	2.6
Total revenues	2,440.0	17.1%	2,084.3
EXPENSES
Employee compensation and benefits	1,301.0	19.0%	1,093.0
Other operating expenses	401.7	13.0%	355.5
(Gain)/loss on disposal	(2.5)	(70.2)%	(8.4)
Amortization	108.5	12.2%	96.7
Depreciation	18.0	40.6%	12.8
Interest	83.4	(11.6)%	94.3
Change in estimated acquisition earn-out payables	1.5	(105.7)%	(26.3)
Total expenses	1,911.6	18.2%	1,617.6
Income before income taxes	$528.4	13.2%	$466.7
Income Before Income Taxes Margin (1)	21.7%		22.4%
EBITDAC - Adjusted (2)	$747.6	15.7%	$646.4
EBITDAC Margin - Adjusted (2)	30.6%		30.9%
Organic Revenue growth rate (2)	7.9%		6.5%
Employee compensation and benefits relative to total revenues	53.3%		52.4%
Other operating expenses relative to total revenues	16.5%		17.1%
Capital expenditures	$45.5	144.6%	$18.6
Total assets at December 31	$8,303.9	11.3%	$7,458.6

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Retail segment’s total revenues in 2023 increased 17.1%, or $355.7 million, over 2022, to $2,440.0 million. The $352.0 million increase in core commissions and fees was driven by the following: (i) approximately $203.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; (ii) an increase of $159.4 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $8.8 million; and (iv) an offsetting decrease of $20.2 million related to commissions and fees recorded in 2022 from businesses since divested. Profit-sharing contingent commissions in 2023 increased 2.3%, or $1.1 million, over 2022, to $49.9. The Retail segment’s total commissions and fees increased 17.0% and the Organic Revenue growth rate was 7.9% for 2023. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases and changes in insurable values in most lines of business with continued increases in commercial property and casualty, employee benefits, professional and excess liability partially offset by continued premium rate reductions in workers’ compensation. This growth was partially offset by a decline in revenue within our F&I businesses due to the slowdown in automobile and recreational vehicle industries.

Income before income taxes for 2023 increased 13.2%, or $61.7 million, over the same period in 2022, to $528.4 million. The primary factors driving this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC - Adjusted described below; (iii) the decrease in intercompany interest expense; and partially offset by (iv) an increase in the change in estimated acquisition earn-out payables; and (v) depreciation growing faster than total revenues.

EBITDAC - Adjusted for 2023 increased 15.7%, or $101.2 million, from the same period in 2023, to $747.6 million. EBITDAC Margin - Adjusted for 2023 decreased to 30.6% from 30.9% in the same period in 2022. The decrease in EBITDAC Margin - Adjusted was primarily driven by (i) increased variable operating expenses associated with travel and entertainment, (ii) higher compensation costs, which were driven by hiring more employees to support our current and future growth, (iii) inflation and (iv) non-cash stock-based compensation.

National Programs Segment

The National Programs segment manages over 60 programs supported by over 100 well-capitalized carrier partners. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. This segment also operates our write-your-own flood insurance carrier, WNFIC and participates in two Captives. WNFIC’s underwriting business consists of policies written on behalf of and fully ceded to the NFIP, as well as excess flood policies, which are fully reinsured in the private market. The Captives provide additional underwriting capacity that enable growth in core commissions and fees, and allow us to participate in underwriting results with limited exposure to claims expenses. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These Captives give us another way to continue to participate in underwriting results while limiting exposure to claims expenses. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs. The Captives limit the Company's exposure to claims expenses either through reinsurance or by participating in limited tranches of the underwriting risk.

The National Programs segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and Specialty Programs. Approximately 76% of the National Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our National Programs segment for the 12 months ended December 31, 2023 and 2022 is as follows:

(in millions, except percentages)	2023	% Change	2022
REVENUES
Core commissions and fees	$999.1	20.3%	$830.5
Profit-sharing contingent commissions	65.2	136.2%	27.6
Investment income	12.1	NMF	1.3
Other income, net	0.9	NMF	0.1
Total revenues	1,077.3	25.3%	859.5
EXPENSES
Employee compensation and benefits	368.1	15.5%	318.7
Other operating expenses	221.4	12.9%	196.1
(Gain)/loss on disposal	(6.2)	NMF	0.8
Amortization	41.2	16.4%	35.4
Depreciation	11.8	(22.9)%	15.3
Interest	35.6	7.9%	33.0
Change in estimated acquisition earn-out payables	(0.1)	(99.1)%	(10.9)
Total expenses	671.8	14.2%	588.4
Income before income taxes	$405.5	49.6%	$271.1
Income Before Income Taxes Margin (1)	37.6%		31.5%
EBITDAC - Adjusted (2)	$488.0	41.4%	$345.2
EBITDAC Margin - Adjusted (2)	45.3%		40.2%
Organic Revenue growth rate (2)	17.2%		15.7%
Employee compensation and benefits relative to total revenues	34.2%		37.1%
Other operating expenses relative to total revenues	20.6%		22.8%
Capital expenditures	$16.5	(18.3)%	$20.2
Total assets at December 31	$4,333.5	(3.0)%	$4,467.8

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The National Programs segment’s total revenue for 2023 increased 25.3%, or $217.8 million, as compared to the same period in 2022, to $1,077.3 million. The $168.6 million increase in core commissions and fees revenue was driven by: (i) approximately $139.5 million of net new and renewal business; (ii) $47.1 million from acquisitions that had no comparable revenues in the same period of 2022; and (iii) an offsetting decrease of $18.0 million related to commissions and fees revenue from business divested in the preceding 12 months.

Profit-sharing contingent commissions in 2023 increased 136.2%, or $37.6 million, from 2022, to $65.2 which was primarily driven by lower storm activity in 2023, qualifying for certain programs due to improved underwriting results and to a lesser extent favorable loss development associated with Hurricane Ian. The National Programs segment’s growth rate for total commissions and fees was 24.0% and the Organic Revenue growth rate was 17.2% for 2023. The Organic Revenue growth was driven primarily by strong new business, good retention and rate increases.

Income before income taxes for 2023 increased 49.6%, or $134.4 million, from the same period in 2022, to $405.5 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below. This was partially offset by increases in change in estimated acquisition earn-out payables, amortization and intercompany interest expense.

EBITDAC - Adjusted for 2023 increased 41.4%, or $142.8 million, from the same period in 2022, to $488.0 million. EBITDAC Margin - Adjusted for 2023 increased to 45.3% from 40.2%. EBITDAC - Adjusted increased due to leveraging our expense base in connection with strong growth of Total Revenues - Adjusted, increased profit-sharing contingent commissions and lower claims costs in our Captives.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 86% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the 12 months ended December 31, 2023 and 2022 is as follows:

(in millions, except percentages)	2023	% Change	2022
REVENUES
Core commissions and fees	$524.2	19.0%	$440.5
Profit-sharing contingent commissions	14.8	20.3%	12.3
Investment income	1.5	(NMF	0.3
Other income, net	0.2	(33.3)%	0.3
Total revenues	540.7	19.3%	453.4
EXPENSES
Employee compensation and benefits	284.3	18.8%	239.3
Other operating expenses	84.5	20.7%	70.0
(Gain)/loss on disposal	—	(100.0)%	3.1
Amortization	11.2	19.1%	9.4
Depreciation	2.6	(3.7)%	2.7
Interest	11.9	(7.8)%	12.9
Change in estimated acquisition earn-out payables	20.4	NMF	(1.7)
Total expenses	414.9	23.6%	335.7
Income before income taxes	$125.8	6.9%	$117.7
Income Before Income Taxes Margin (1)	23.3%		26.0%
EBITDAC - Adjusted (2)	$172.4	18.3%	$145.7
EBITDAC Margin - Adjusted (2)	31.9%		32.0%
Organic Revenue growth rate (2)	12.2%		7.6%
Employee compensation and benefits relative to total revenues	52.6%		52.8%
Other operating expenses relative to total revenues	15.6%		15.4%
Capital expenditures	$3.0	7.1%	$2.8
Total assets at December 31	$1,558.9	11.2%	$1,401.6

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for 2023 increased 19.3%, or $87.3 million, over 2022, to $540.7 million. The $83.7 million increase in core commissions and fees was driven by the following: (i) $53.2 million related to net new and renewal business; and (ii) $34.4 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2022; and (iii) an increase from the impact of Foreign Currency Translation of $1.1 million and partially offset by (iv) a decrease of $5.0 million related to commissions and fees recorded in 2022 from a business since divested. Profit-sharing contingent commissions for 2023 increased $2.5 million compared to 2022, to $14.8 million, primarily driven by qualifying for certain profit-sharing contingent commissions in 2023 that we did not qualify for in the prior year and, to a lesser extent, by acquired businesses in the last year. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 19.0%, and the Organic Revenue growth rate was 12.2% for 2023. The Organic Revenue growth rate was driven by strong new business, good retention, as well as rate increases for most lines of coverage, except for professional liability which experienced rates that were flat to down as compared to the prior year.

Income before income taxes for 2023 increased 6.9%, or $8.1 million, over 2022, to $125.8 million, primarily due to the following: (i) the growth of EBITDAC - Adjusted described below; (ii) a loss in the prior year from a business that was divested; (iii) lower intercompany interest expense; and (iv) a decrease in Acquisition/Integration Costs; partially offset by (v) an increase in the change in estimated acquisition earn-out payables; and (vi) higher amortization expense.

EBITDAC - Adjusted for 2023 increased 18.3%, or $26.7 million, from the same period in 2022, to $172.4 million. EBITDAC Margin - Adjusted for 2023 decreased to 31.9% from 32.0% for the same period in 2022 due to: (i) increased variable operating expenses, which were primarily travel and meeting related, (ii) non-cash stock-based compensation, (iii) certain nonrecurring operating expenses, which offset (iv) good organic growth and (v) higher profit-sharing contingent commissions.

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

In the fourth quarter of 2023, the Company announced and completed the sale of certain third-party claims administration and adjusting services businesses within the Services segment. The pre-tax gain on sale of the businesses was $134.6 million. The annual total revenues of the disposed businesses were approximately $90 million, and the EBITDAC Margin - Adjusted for the disposed business was similar to the overall EBITDAC Margin - Adjusted for the Services segment in 2023.

Financial information relating to our Services segment for the 12 months ended December 31, 2023 and 2022 is as follows:

(in millions, except percentages)	2023	% Change	2022
REVENUES
Core commissions and fees	$163.1	(5.1)%	$171.9
Profit-sharing contingent commissions	—	—	—
Investment income	—	—	—
Other income, net	—	—	—
Total revenues	163.1	(5.1)%	171.9
EXPENSES
Employee compensation and benefits	91.3	0.8%	90.6
Other operating expenses	44.8	(7.4)%	48.4
(Gain)/loss on disposal	(134.6)	—	—
Amortization	5.1	—	5.1
Depreciation	1.4	(12.5)%	1.6
Interest	1.3	(38.1)%	2.1
Change in estimated acquisition earn-out payables	—	—	—
Total expenses	9.3	(93.7)%	147.8
Income before income taxes	$153.8	NMF	$24.1
Income Before Income Taxes Margin (1)	94.3%		14.0%
EBITDAC - Adjusted (2)	$27.0	(17.9)%	$32.9
EBITDAC Margin - Adjusted (2)	16.6%		19.1%
Organic Revenue growth rate (2)	(0.6)%		(2.9)%
Employee compensation and benefits relative to total revenues	56.0%		52.7%
Other operating expenses relative to total revenues	27.5%		28.2%
Capital expenditures	$1.1	10.0%	$1.0
Total assets at December 31	$209.0	(29.2)%	$295.0

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Services segment’s total revenues for 2023 decreased 5.1%, or $8.8 million, from 2022, to $163.1 million. The $8.8 million decrease in core commissions and fees, was driven by: (i) continued external factors impacting our Social Security disability and Medicare benefits advocacy services and Medicare Set-aside businesses and (ii) the sale of certain third-party claims administration and adjusting services businesses.

Income before income taxes for 2023 increased 538.2%, or $129.7 million, from 2022, to $153.8 million due primarily to the gain on disposal associated with the sale of certain third-party claims administration and adjusting services businesses and the drivers of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for 2023 decreased 17.9%, or $5.9 million, from the same period in 2022, to $27.0 million. EBITDAC Margin - Adjusted for 2023 decreased to 16.6% from 19.1% in the same period in 2022. The decrease in EBITDAC - Adjusted and EBITDAC Margin - Adjusted was driven primarily by lower revenues.

Other

As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility, which as of December 31, 2023 provided capacity for up to $700.0 million in additional available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement (the “Loan Agreement"), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next 12 months and the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders.

On March 31, 2022, the Company entered into a Loan Agreement which provided term loan capacity of $800.0 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,600.0 million of incremental borrowing capacity as of December 31, 2023.

Subsequent to December 31, 2023, the Company exercised a draw down on the Revolving Credit Facility for $150.0 million for general corporate purposes.

Our cash and cash equivalents of $700.3 million at December 31, 2023 reflected an increase of $50.3 million from the $650.0 million balance at December 31, 2022. During 2023, $1,009.5 million of cash was generated from operating activities, representing an increase of 14.5%. During this period, $630.7 million of cash was used for new acquisitions, $118.8 million was used for acquisition earn-out payments, $68.9 million was used to purchase additional fixed assets, $135.0 million was used for payment of dividends, $0.1 million was used for share repurchases and $250.6 million was used to pay outstanding principal balances owed on long-term debt.

We hold approximately $204.3 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.

Our cash and cash equivalents of $650.0 million at December 31, 2022 reflected a decrease of $43.3 million from the $693.2 million balance at December 31, 2021. During 2022, $881.4 million of cash was generated from operating activities, representing an increase of 9.0%. During this period, $1,927.7 million of cash was used for new acquisitions, $106.3 million was used for acquisition earn-out payments, $52.6 million was used to purchase additional fixed assets, $119.5 million was used for payment of dividends, $74.1 million was used for share repurchases and $61.3 million was used to pay outstanding principal balances owed on long-term debt.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.03 and 1.09 for December 31, 2023 and December 31, 2022, respectively.

Contractual Cash Obligations

As of December 31, 2023, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,825.0	$568.7	$693.8	$312.5	$2,250.0
Other liabilities	256.0	64.7	20.3	17.4	153.6
Operating leases(1)	257.8	52.0	90.3	57.7	57.8
Interest obligations	1,434.4	175.9	267.3	181.1	810.1
Maximum future acquisition contingency payments(2)	640.2	297.3	322.9	20.0	—
Total contractual cash obligations(3),(4)	$6,413.4	$1,158.6	$1,394.6	$588.7	$3,271.5

(1)
Includes $11.4 million of future lease commitments expected to commence in 2024.
(2)
Includes $249.2 million of current and non-current estimated earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Six of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP and Kentro Capital Limited included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2023, is $4.7 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $37.0 million of current liability for a dividend of $0.1300 per share approved by the board of directors on
January 17, 2024 and paid on February 14, 2024.
(4)
Does not include approximately $121.0 million reflected in accounts payable related to federal income tax payments due to Hurricane Idalia tax relief, which was announced by the Internal Revenue Service on August 30, 2023. These deferred income tax payments were paid by the deadline of February 15, 2024.

Debt

Total debt at December 31, 2023 was $3,795.6 million net of unamortized discount and debt issuance costs, which was a decrease of $146.5 million compared to December 31, 2022. The decrease includes: the scheduled principal payments related to our various existing floating-rate debt term notes in total of $250.6 million; offset by the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $4.1 million and the net increase of $100.0 million balance on the Revolving Credit Facility.

During the 12 months ended December 31, 2023, the Company repaid $15.6 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $218.7 million as of December 31, 2023. The Company's next scheduled principal payment is due March 31, 2024 and is equal to $6.3 million.

During the 12 months ended December 31, 2023, the Company repaid the full balance of $210.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled principal payments and refinanced a portion of the loan on the Revolving Credit Facility.

During the 12 months ended December 31, 2023, the Company repaid $25.0 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $456.2 million as of December 31, 2023. The Company’s next scheduled principal payment is due March 31, 2024 and is equal to $6.3 million.

On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the Revolving Credit Facility of $800.0 million and unsecured term loans associated with the agreement of $250.0 million to October 27, 2026. At the time of the renewal, the Company added an additional $2.7 million in debt issuance costs related to the transaction. The Company carried forward $0.6 million of existing debt issuance costs related to the previous credit facility agreements, while expensing $0.1 million in debt issuance costs due to certain lenders exiting the renewed facility agreement. On February 10, 2023, the Company entered into Amendment No.1 ("Amendment") of the Second Amended and Restated Credit Agreement, which provided that the overnight London Interbank Offered Rate (“LIBOR”) should be replaced with a successor rate. The amendment also included additional terms and conditions for the Secured Overnight Financing Rate (“SOFR”) loans and Risk-free Reference Rate ("RFR") loans.

On May 31, 2023, the Company repaid the outstanding balance of $202.5 million on the term loan (the “Term Loan”) associated with the Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which was entered into on December 21, 2018 with cash proceeds of $32.5 million and $170.0 million with proceeds from the Revolving Credit Facility. The Term Loan was terminated early due to the agreement's benchmark reference rate to the London Interbank Offered Rate (“LIBOR”) which was due to cease on June 30, 2023. Any proceeds related to this terminated note on the Revolving Credit Facility were repaid by the end of the third quarter of 2023.

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

On October 2, 2023, the Company obtained $250.0 million from the Revolving Credit Facility in connection with the acquisition of Kentro Capital Limited. During the period ended December 31, 2023, the Company repaid $150.0 million of the proceeds on the Revolving Credit Facility and had a $100.0 million outstanding balance.

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

During the 12 months ended December 31, 2022, the Company repaid $12.5 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $234.4 million as of December 31, 2022. The Company's next scheduled amortized principal payment is due March 31, 2023 and is equal to $3.1 million.

During the 12 months ended December 31, 2022, the Company repaid $30.0 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $210.0 million as of December 31, 2022. As of December 31, 2022, the total term loan balance of $210.0 million is presented under current portion of long-term debt as the agreement and underlying debt instruments are within one-year of maturity. The Company is evaluating options with regard to the loan's remaining balance, including retiring the balance at maturity or refinancing the balance or a portion thereof. The Company’s next scheduled amortized principal payment is due March 31, 2023 and is equal to $7.5 million.

During the 12 months ended December 31, 2022, the Company repaid $18.8 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled amortized principal payments. The Term A-2 Loans had an outstanding balance of $481.3 million as of December 31, 2022. The Company’s next scheduled amortized principal payment is due March 31, 2023 and is equal to $6.3 million.

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

Our invested assets are held primarily as cash and cash equivalents, fiduciary cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at December 31, 2023 and December 31, 2022, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2023, we had $1,075.0 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to SOFR. These aforementioned notes bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar and euros and other currencies to a lesser extent. Based upon our foreign currency rate exposure as of December 31, 2023, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
REVENUES
Commissions and fees	$4,199.4	$3,563.2	$3,047.5
Investment income	52.4	6.5	1.1
Other income, net	5.3	3.7	2.8
Total revenues	4,257.1	3,573.4	3,051.4
EXPENSES
Employee compensation and benefits	2,186.6	1,816.9	1,636.9
Other operating expenses	649.9	596.8	403.0
(Gain)/loss on disposal	(143.3)	(4.5)	(9.6)
Amortization	166.0	146.6	119.6
Depreciation	40.0	39.2	33.3
Interest	190.0	141.2	65.0
Change in estimated acquisition earn-out payables	21.8	(38.9)	40.4
Total expenses	3,111.0	2,697.3	2,288.6
Income before income taxes	1,146.1	876.1	762.8
Income taxes	275.6	204.3	175.7
Net income	$870.5	$671.8	$587.1
Net income per share:
Basic	$3.07	$2.38	$2.08
Diluted	$3.05	$2.37	$2.07
Dividends declared per share	$0.48	$0.42	$0.38

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$870.5	$671.8	$587.1
Foreign currency translation	128.6	(137.5)	(9.3)
Unrealized gain/(loss) on available-for-sale debt securities, net of tax	0.7	(1.5)	(0.1)
Comprehensive income	$999.8	$532.8	$577.7

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$700.3	$650.0
Fiduciary cash	1,602.6	1,383.2
Short-term investments	11.0	12.0
Commission, fees and other receivables	789.7	642.9
Fiduciary receivables	1,124.6	881.4
Reinsurance recoverable	125.2	831.0
Prepaid reinsurance premiums	461.5	393.2
Other current assets	315.0	202.3
Total current assets	5,129.9	4,996.0
Fixed assets, net	270.3	239.9
Operating lease assets	198.8	214.9
Goodwill	7,340.8	6,674.2
Amortizable intangible assets, net	1,620.8	1,595.2
Investments	21.0	22.4
Other assets	301.8	230.9
Total assets	$14,883.4	$13,973.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Fiduciary liabilities	$2,727.2	$2,264.6
Losses and loss adjustment reserve	131.5	841.1
Unearned premiums	462.4	412.3
Accounts payable	458.9	286.5
Accrued expenses and other liabilities	608.2	541.5
Current portion of long-term debt	568.7	250.6
Total current liabilities	4,956.9	4,596.6
Long-term debt less unamortized discount and debt issuance costs	3,226.9	3,691.5
Operating lease liabilities	178.6	195.9
Deferred income taxes, net	616.2	584.0
Other liabilities	326.0	298.9
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560.0 shares; issued 304.2 shares and outstanding 284.6 shares at 2023, issued 302.9 shares and outstanding 283.2 shares at 2022, respectively	30.4	30.3
Additional paid-in capital	1,027.1	919.7
Treasury stock, at cost 19.7 shares at 2023, 19.7 shares at 2022, respectively.	(748.1)	(748.0)
Accumulated other comprehensive loss	(19.1)	(148.4)
Retained earnings	5,288.5	4,553.0
Total shareholders’ equity	5,578.8	4,606.6
Total liabilities and shareholders’ equity	$14,883.4	$13,973.5

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	283,004	$30.0	$794.9	$(591.3)	$-	$3,520.8	$3,754.4
Net Income						587.1	587.1
Net unrealized holding (loss) gain on available-for-sale securities			(0.5)		(0.1)		(0.6)
Foreign currency translation					(9.3)		(9.3)
Shares issued - employee stock compensation plans
Employee stock purchase plan	851	0.1	42.8				42.9
Stock incentive plans	1,313	0.1	51.1				51.2
Agency acquisition	184		9.9				9.9
Directors	17		0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1,061)	(0.1)	(49.7)				(49.8)
Purchase of treasury stock	(1,812)			(82.6)			(82.6)
Cash dividends paid ($0.38 per share)						(107.2)	(107.2)
Balance at December 31, 2021	282,496	30.1	849.4	(673.9)	(9.4)	4,000.7	4,196.9
Net Income						671.8	671.8
Net unrealized holding (loss) gain on available-for-sale securities					(1.5)		(1.5)
Foreign currency translation			1.0		(137.5)		(136.5)
Shares issued - employee stock compensation plans
Employee stock purchase plan	792	0.1	46.9				47.0
Stock incentive plans	1,588	0.2	55.5				55.7
Agency acquisition	253		14.7				14.7
Directors	15		0.9				0.9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(759)	(0.1)	(48.7)				(48.8)
Purchase of treasury stock	(1,164)			(74.1)			(74.1)
Cash dividends paid ($0.42 per share)						(119.5)	(119.5)
Balance at December 31, 2022	283,221	30.3	919.7	(748.0)	(148.4)	4,553.0	4,606.6
Net Income						870.5	870.5
Net unrealized holding (loss) gain on available-for-sale securities					0.7		0.7
Foreign currency translation			(0.2)		128.6		128.4
Shares issued - employee stock compensation plans
Employee stock purchase plan	744	0.1	52.4				52.5
Stock incentive plans	1,034	0.1	75.5				75.6
Agency acquisition	262		18.3				18.3
Directors	16		1.1				1.1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(696)	(0.1)	(39.7)				(39.8)
Purchase of treasury stock	(2)			(0.1)			(0.1)
Cash dividends paid ($0.48 per share)						(135.0)	(135.0)
Balance at December 31, 2023	284,579	$30.4	$1,027.1	$(748.1)	$(19.1)	$5,288.5	$5,578.8

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$870.5	$671.8	$587.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	166.0	146.6	119.6
Depreciation	40.0	39.2	33.3
Non-cash stock-based compensation	89.4	66.1	61.0
Change in estimated acquisition earn-out payables	21.8	(38.9)	40.4
Deferred income taxes	12.3	42.8	33.6
Amortization of debt discount and disposal of deferred financing costs	1.0	3.8	2.8
Amortization of discounts and premiums, investment	3.5	0.2	0.1
Net (gain)/loss on sales/disposals of businesses, investments, fixed assets and customer accounts	(140.3)	(3.6)	(7.1)
Payments on acquisition earn-outs in excess of original estimated payables	(29.3)	(30.1)	(21.1)
Effect of changes in foreign exchange rate changes	0.2	(0.6)	0.5
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(106.4)	(60.9)	(61.9)
Reinsurance recoverable (increase) decrease	705.9	(767.9)	(19.6)
Prepaid reinsurance premiums (increase) decrease	(68.3)	(1.0)	(14.6)
Other assets (increase) decrease	(117.7)	(17.6)	(53.7)
Losses and loss adjustment reserve increase (decrease)	(709.6)	777.8	19.6
Unearned premiums increase (decrease)	50.1	20.1	14.6
Accounts payable increase (decrease)	260.0	124.3	54.4
Accrued expenses and other liabilities increase (decrease)	43.2	37.0	66.9
Other liabilities increase (decrease)	(82.8)	(127.7)	(47.1)
Net cash provided by operating activities	1,009.5	881.4	808.8
Cash flows from investing activities:
Additions to fixed assets	(68.9)	(52.6)	(45.0)
Payments for businesses acquired, net of cash acquired	(630.7)	(1,927.7)	(366.8)
Proceeds from sales of businesses, fixed assets and customer accounts	106.6	60.4	16.6
Purchases of investments	(7.2)	(0.1)	(12.4)
Proceeds from sales of investments	13.2	7.4	10.8
Net cash used in investing activities	(587.0)	(1,912.6)	(396.8)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	188.5	96.2	133.7
Deferred acquisition purchase payment	—	(5.1)	—
Payments on acquisition earn-outs	(89.5)	(76.2)	(62.5)
Proceeds from long-term debt	—	2,000.0	—
Payments on long-term debt	(250.6)	(61.3)	(73.1)
Deferred debt issuance costs	—	(23.4)	(2.6)
Borrowings on revolving credit facility	420.0	350.0	—
Payments on revolving credit facilities	(320.0)	(350.0)	—
Issuances of common stock for employee stock benefit plans	39.8	37.6	34.0
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(39.8)	(48.8)	(49.8)
Purchase of treasury stock	(0.1)	(74.1)	(82.6)
Cash dividends paid	(135.0)	(119.5)	(107.2)
Net cash (used in) provided by financing activities	(186.7)	1,725.4	(210.1)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	33.9	(131.2)	(3.6)
Net increase in cash and cash equivalents inclusive of fiduciary cash	269.7	563.0	198.3

Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,033.2	1,470.2	1,271.9
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,302.9	$2,033.2	$1,470.2

See accompanying notes to Consolidated Financial Statements. Refer to Note 13 for reconciliations of cash and cash equivalents inclusive of fiduciary cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile and recreational vehicle dealer services (“F&I”) businesses. The National Programs segment, which acts as a managing general underwriter (“MGU”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services. As announced on October 31, 2023 and completed in the third quarter of 2023, the Company sold certain third-party claims administration and adjusting services businesses representing approximately 50% of the total revenues of the Services segment. The Company performed an evaluation to determine if the sold businesses should be reported as discontinued operations. However, with the sold businesses representing, as a percentage of total Company, approximately 3% of the total revenue, 2% of the total assets and 2% of net income, the Company determined that treating the sale as discontinued operations was not appropriate.

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded and excess flood policies which are fully reinsured in the private market. The Company also participates in two capitalized captive insurance facilities (the "Captives") for the purpose of facilitating additional underwriting capacity, generating incremental revenues and participating in underwriting results.

Recently Issued Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures." This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements.

On December 14, 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles generally accepted in the United States of America to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate expected to be discontinued due to reference rate reform. These amendments, along with the amendments within ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" that extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted ASU 2020-04 on February 10, 2023 in connection with enacting the transition provision in our Second Amended and Restated Credit Agreement dated October 27, 2021. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification. Adoption of this guidance had no impact on the Company's financial statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Revenue Recognition

The Company earns commissions paid by insurance carriers for the binding of insurance coverage. Commissions are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. The Company earns fee revenue by receiving negotiated fees in lieu of a commission and from services other than securing insurance coverage. Fee revenues from certain agreements are recognized depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. In situations where multiple performance obligations exist within a fee contract, in some instances the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation. Other supplemental commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties. Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions. Profit-sharing contingent commissions and other supplemental commissions are estimated and accrued relative to the recognition of the corresponding core commissions based on the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. Guaranteed supplemental commissions, a form of variable consideration within other supplemental commissions, represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

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

Fiduciary Cash, Fiduciary Receivables, and Fiduciary Liabilities

The Company presents certain assets and liabilities that arise from activities in which the Company engages as an intermediary, where we collect premiums from insureds to remit to insurance companies, hold funds from insurance companies to distribute to insureds for claims on covered losses, and hold refunds due to customers as fiduciary assets and fiduciary liabilities.

Uncollected premiums are presented as fiduciary receivables. Likewise, payables to insurance companies and premium deposits due customers are presented as fiduciary liabilities.

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

Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them, and the use of such funds is restricted by laws in certain jurisdictions in which we operate, or are restricted due to our contracts with certain insurance companies in which we hold premiums in a fiduciary capacity. Where allowed by law, the Company invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short-term. In certain jurisdictions in which the Company operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.

Investments

Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines. The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and international corporate bonds as well as short-duration fixed income funds. Investments within the portfolio or funds are held as available-for-sale and are carried at their fair value. Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheets. Realized gains and losses are reported as investment income on the Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

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

Goodwill and Amortizable Intangible Assets

All of our business combinations are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual earnings, and/or revenue earned over a period of three years within a minimum and maximum price range. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statements of Income when incurred.

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

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable under GAAP, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or as a result of the qualitative assessment, it is not determined that the fair value of the reporting unit more likely than not exceeds the carrying amount, the Company will calculate the fair value of the reporting unit for comparison against the carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings, or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2023 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2023, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted after determining the fair value of the amortizable intangible assets. There were no impairments recorded for the years ended December 31, 2023, 2022 and 2021.

Gain or Loss on Disposal

From time to time the Company will sell individual books of business or entire businesses when it aligns with our strategic priorities. When a business is sold, goodwill along with identified tangible and intangible assets and liabilities are netted against the agreed transaction price net of transaction costs to determine the associated gain or loss on disposal. Goodwill is apportioned to the disposed business using the relative fair value of the disposed business to the associated reporting unit to which it was a member.

In the fourth quarter of 2023, the Company completed the sale of certain third-party claims administration and adjusting services businesses from its Services segment and recognized a pre-tax gain on the sale of businesses totaling $134.6 million. The Company is entitled to future consideration payments upon achievement of certain conditions in accordance with the terms of the sale agreement. Any future consideration payments will be recognized as the condition for achievement is satisfied.

For the years ending December 31, 2023, 2022 and 2021, total gains recognized on sales of businesses and books of business totaled $143.3 million, $4.5 million, and $9.6 million, respectively.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in millions, except per share data)	2023	2022	2021
Net income	$870.5	$671.8	$587.1
Net income attributable to unvested awarded performance stock	(13.3)	(12.7)	(12.9)
Net income attributable to common shares	$857.2	$659.1	$574.2
Weighted average number of common shares outstanding – basic	283.9	282.9	282.2
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4.3)	(5.4)	(6.2)
Weighted average number of common shares outstanding for basic earnings per common share	279.6	277.5	276.0
Dilutive effect of stock options	1.2	1.1	1.4
Weighted average number of shares outstanding – diluted	280.8	278.6	277.4
Net income per share:
Basic	$3.07	$2.38	$2.08
Diluted	$3.05	$2.37	$2.07

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; fiduciary receivables, commissions, fees and other receivables; fiduciary liabilities; accounts payable and accrued expenses and other liabilities, at December 31, 2023 and 2022, approximate fair value, because of the short-term maturity of these instruments. As of December 31, 2023 the carrying value of our fixed-rate borrowings was $2,739.6 million and we approximate their values using market quotes of notes with the similar terms as ours and calculate a fair value of $2,487.4 million. As of December 31, 2022 the carrying value of our fixed-rate borrowings was $2,738.8 million and we approximate their values using market quotes of notes with similar terms as ours and calculate a fair value of $2,355.7 million. The estimated fair value of our variable floating rate debt agreements is $1,075.0 million, which approximates the carrying value due to the variable interest rate based upon adjusted Secured Overnight Financing Rate (“SOFR”). See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables. See Note 6 to our Consolidated Financial Statements for information on the fair value of investments and Note 9 to our Consolidated Financial Statements for information on the fair value of long-term debt.

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

The Company uses the Black-Scholes valuation model for valuing all stock options and shares purchased under the Employee Stock Purchase Plan (the “ESPP”). Compensation for non-vested stock awards is measured at fair value on the grant date based upon the number of shares expected to vest. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. See Note 12 to our Consolidated Financial Statements for information on stock-based compensation.

Insurance Company Operations

The Company acts in a risk-bearing capacity for flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs segment. The Company protects itself from claims-related losses by reinsuring all claims risk exposure. However, for basic admitted policies conforming to the National Flood Insurance Program all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”). For excess flood all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such that is recoverable related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is FEMA for basic admitted flood policies and national reinsurance carriers for excess flood policies, which has an AM Best Company rating of “A” or better. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.

The Company also participates in two Captives for the purpose of facilitating additional underwriting capacity, generating additional revenues and participating in underwriting results. One Captive operates on a quota share basis, currently focused on property insurance for earthquake and wind exposed properties for policies placed by certain of our MGU businesses. This Captive buys reinsurance, limiting, but not fully eliminating the Company's exposure to claims expenses. The other Captive operates through an-excess of loss or reinsurance layers associated with placements made by one of our MGU businesses focused on residential property primarily in the southeastern United States. This Captive has capped exposure through contractual aggregate limits on the reinsurance participations it assumes with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits.

Unpaid Losses and Loss Adjustment Reserve

Unpaid losses and loss adjustment reserve includes amounts determined on individual claims and other estimates based upon the past experience and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves include a combination of an analysis of large discrete events, typically named-storm activity, and also routine losses in the ordinary course from non-named-storm activity. These methodologies are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.

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

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	For the year ended December 31, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,690.6	$736.2	$440.5	$—	$0.2	$2,867.5
Fees(2)	530.7	226.6	78.0	163.1	(1.9)	996.5
Other supplemental commissions(3)	163.5	8.6	5.7	—	—	177.8
Profit-sharing contingent commissions(4)	49.9	65.2	14.8	—	—	129.9
Earned premium(5)	—	27.7	—	—	—	27.7
Investment income(6)	1.3	12.1	1.5	—	37.5	52.4
Other income, net(7)	4.0	0.9	0.2	—	0.2	5.3
Total Revenues	$2,440.0	$1,077.3	$540.7	$163.1	$36.0	$4,257.1

	For the year ended December 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,420.9	$590.2	$366.6	$—	$—	$2,377.7
Fees(2)	473.5	198.5	68.5	171.9	(1.2)	911.2
Other supplemental commissions(3)	138.4	15.4	5.4	—	—	159.2
Profit-sharing contingent commissions(4)	48.8	27.6	12.3	—	—	88.7
Earned premium(5)	—	26.4	—	—	—	26.4
Investment income(6)	0.1	1.3	0.3	—	4.8	6.5
Other income, net(7)	2.6	0.1	0.3	—	0.7	3.7
Total Revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4

	For the year ended December 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,198.1	$488.7	$323.1	$—	$0.1	$2,010.0
Fees(2)	414.9	173.8	67.2	178.9	(1.8)	833.0
Other supplemental commissions(3)	114.7	3.3	4.3	—	—	122.3
Profit-sharing contingent commissions(4)	38.9	35.3	8.0	—	—	82.2
Earned premium(5)	—	—	—	—	—	—
Investment income(6)	0.3	0.6	0.2	—	—	1.1
Other income, net(7)	1.0	0.2	0.6	—	1.0	2.8
Total Revenues	$1,767.9	$701.9	$403.4	$178.9	$(0.7)	$3,051.4

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

Revenues Disaggregated by Geography

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	For the year ended December 31,
(in millions)	2023	2022	2021
U.S.	$3,730.1	$3,332.8	$2,973.4
U.K.	432.7	170.0	15.5
Republic of Ireland	45.0	38.1	34.1
Canada	35.4	23.6	21.3
Other	13.9	8.9	7.1
Total Revenues	$4,257.1	$3,573.4	$3,051.4

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2023 and 2022 were as follows:

(in millions)	December 31, 2023	December 31, 2022
Contract assets	$472.6	$431.2
Contract liabilities	$113.2	$113.3

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems and are reflected in commissions, fees and other receivables in the Company's Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2022 is due to growth in our business and from businesses acquired in the current year.

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

As of December 31, 2023, deferred revenue consisted of $78.2 million as the current portion to be recognized within one year and $35.0 million in long term to be recognized beyond one year. As of December 31, 2022, deferred revenue consisted of $79.9 million as the current portion to be recognized within one year and $33.4 million in long-term deferred revenue to be recognized beyond one year.

Contract assets and contract liabilities arising from acquisitions in 2023 were approximately $13.6 million and $6.8 million, respectively. Contract assets and contract liabilities arising from acquisitions in 2022 were approximately $12.0 million and $4.4 million, respectively.

During the 12 months ended December 31, 2023, 2022, and 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $28.2 million, $25.8 million, and $23.3 million, respectively. This consists of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, whereby the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the Other assets caption in the

Company’s Consolidated Balance Sheets was $96.5 million and $76.0 million as of December 31, 2023 and December 31, 2022, respectively. For the 12 months ended December 31, 2022 and December 31, 2021, the Company deferred $27.3 million and $23.0 million of incremental cost to obtain customer contracts, respectively. The Company recorded an expense of $6.8 million and $5.2 million associated with the incremental cost to obtain customer contracts for the 12 months ended December 31, 2023 and December 31, 2022, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Consolidated Balance Sheets was $122.6 million as of December 31, 2023, which is inclusive of deferrals from businesses acquired in the current year of $6.3 million. The cost to fulfill balance as of December 31, 2022 was $108.7 million, which is inclusive of deferrals from businesses acquired in the year of $14.1 million. For the 12 months ended December 31, 2023 and 2022, the Company had net deferrals of $7.3 million and $6.7 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, respectively.

NOTE 3 Business Combinations

During the year ended December 31, 2023, the Company acquired the assets and assumed certain liabilities of seven insurance intermediaries, all of the stock of 22 insurance intermediaries, and purchased four books of businesses (customer accounts) for a total of 33 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category in the following table. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. Management often uses independent third-party valuation specialists to assist in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets and earnout liabilities, with the offset to goodwill, net of any income tax effect. Provisional estimates were used to initially record the acquisition of Kentro Capital Limited as of the October 1, 2023 acquisition date, including for intangible assets, goodwill, customer contract related balances, tax related balances and all other asset and liability accounts. For the year ended December 31, 2023, adjustments were made within the permitted measurement period that included a decrease to deferred tax liability of $17.3 million, a decrease to purchased customer accounts of $10.9 million and an increase to other current assets of $5.6 million for a net decrease in goodwill of $12.0 million. These measurement period adjustments have been reflected as current period adjustments in the year ended December 31, 2023. The measurement period adjustments had no material effect on earnings or cash in the current period.

Gross cash paid for acquisitions was $695.1 million and $2,544.4 million in the years ended December 31, 2023 and 2022, respectively. We completed 33 acquisitions (including book of business purchases) during the year ended December 31, 2023 and 30 acquisitions (including book of business purchases) during the year ended December 31, 2022.

The following table summarizes the purchase price allocations and estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in millions)	Kentro Capital Limited	Berkeley Insurance Group Limited	Other (1)	Total
Business Segment	Retail National Programs	Retail	Various
Effective date of acquisition	October 1, 2023	October 3, 2023	Various
Cash paid	$402.5	$48.0	$244.6	$695.1
Common stock Issued	18.3	—	—	18.3
Other payable	2.2	1.3	8.7	12.2
Recorded earn-out payable	—	15.4	51.8	67.2
Total consideration	423.0	64.7	305.1	792.8
Maximum potential earn-out payable	—	21.0	121.5	142.5
Allocation of purchase price:
Cash and equivalents	8.5	0.4	12.9	21.8
Fiduciary cash	27.3	2.8	12.5	42.6
Fiduciary receivables	38.8	2.2	26.6	67.6
Other current assets	37.8	10.9	23.1	71.8
Goodwill	358.7	43.3	206.7	608.7
Purchased customer accounts and other (2)	66.0	22.0	79.4	167.4
Deferred income tax, net (3)	—	—	4.9	4.9
Other assets	6.1	0.5	5.6	12.2
Total assets acquired	543.2	82.1	371.7	997.0
Fiduciary liabilities	(66.1)	(5.0)	(39.2)	(110.3)
Other current liabilities	(22.6)	(12.2)	(17.5)	(52.3)
Deferred income tax, net	(16.6)	—	—	(16.6)
Other long-term liabilities	(14.9)	(0.2)	(9.9)	(25.0)
Total liabilities assumed	(120.2)	(17.4)	(66.6)	(204.2)
Net assets acquired	$423.0	$64.7	$305.1	$792.8

(1) The other column represents current year acquisitions with total net assets acquired of less than $50.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

(2) The weighted average useful life of purchased customer accounts is 15.0 years.

(3) The Company has revised the provisional amounts in the measurement period for items for which the accounting was incomplete. Additional time was needed to obtain the information necessary, present at the date of the acquisition, to recognize all the items exchanged related to the 2022 acquisitions of Orchid Underwriters Agency, CrossCover Insurance Services and GRP (Jersey) Holdco Limited and its businesses ("GRP").

Goodwill of $608.7 million, net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage segments in the amounts of $348.5 million, $239.0 million, and $21.2 million, respectively. Of the total goodwill of $608.7 million, the amount currently deductible for income tax purposes is $64.5 million. Of the remaining $544.2 million of goodwill, $529.0 million relates to goodwill that will not be deductible for income tax purposes and $15.2 million relates to recorded earn-out payables which will not be deductible for income tax purposes until it is earned and paid.

For the acquisitions completed during 2023, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2023 included in the Consolidated Statement of Income for the year ended December 31, 2023 were $67.9 million. The income before income taxes from the acquisitions completed through December 31, 2023, included in the Consolidated Statement of Income for the year ended December 31, 2023, was $23.8 million.

Subsequent to December 31, 2023, and through the date of this filing, the Company completed two acquisitions for initial cash consideration of approximately $37.6 million.

If the Company's 2023 acquisitions had occurred as of the beginning of 2022, the estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in millions, except per share data)	2023	2022
Total revenues	$4,357.6	$3,736.9
Net income	$890.5	$703.8
Net income per share:
Basic	$3.18	$2.53
Diluted	$3.17	$2.52

Acquisition Earn-Out Payables

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

As of December 31, 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance as of the beginning of the period	$251.6	$291.0	$258.9
Additions to estimated acquisition earn-out payables from new acquisitions	67.2	73.3	75.8
Assumed estimated acquisition earn-out payables	21.1	34.8	—
Payments for estimated acquisition earn-out payables	(118.8)	(106.3)	(83.6)
Subtotal	221.1	292.8	251.1
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	14.1	(45.9)	34.2
Interest expense accretion	7.7	7.0	6.2
Net change in earnings from estimated acquisition earn- out payables	21.8	(38.9)	40.4
Foreign currency translation adjustments during the year	6.3	(2.3)	(0.5)
Balance as of December 31,	$249.2	$251.6	$291.0

Of the $249.2 million of estimated acquisition earn-out payables as of December 31, 2023, $145.9 million was recorded as current liabilities within the accounts payable caption in the Company's Consolidated Balance Sheets and $103.3 million was recorded as non-current liabilities within the other liabilities caption in the Company's Consolidated Balance Sheets. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. Of the $251.6 million of estimated acquisition earn-out payables as of December 31, 2022, $119.3 million was recorded as accounts payable, and $132.3 million was recorded as other liabilities.

As of December 31, 2023, the maximum future contingency payments related to all acquisitions totaled $640.2 million. Six of the estimated acquisition earn-out payables include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2023, is $4.7 million. The Company deems a significant increase to this amount to be unlikely.

NOTE 4 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2022	$2,987.2	$1,089.9	$488.4	$171.3	$4,736.8
Goodwill of acquired businesses	1,366.6	516.5	111.4	—	1,994.5
Goodwill disposed of relating to sales of businesses	(38.5)	—	(7.7)	—	(46.2)
Foreign currency translation adjustments during the year	(6.3)	(4.0)	(0.6)	—	(10.9)
Balance as of December 31, 2022	$4,309.0	$1,602.4	$591.5	$171.3	$6,674.2
Goodwill adjustment during measurement period (1)	13.1	(23.5)	(1.6)	—	(12.0)
Goodwill of acquired businesses	335.4	262.5	22.8	—	620.7
Goodwill disposed of relating to sales of businesses	(0.2)	(2.7)	—	(44.0)	(46.9)
Foreign currency translation adjustments during the year	84.8	14.3	5.7	—	104.8
Balance as of December 31, 2023	$4,742.1	$1,853.0	$618.4	$127.3	$7,340.8

(1)
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. As of December 31, 2023, adjustments were made to the amounts initially recorded for deferred tax liabilities, purchased customer accounts, other current assets and goodwill. See also Note 3.

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023				December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$3,138.0	$(1,548.7)	$1,589.3	14.8	$2,997.0	$(1,397.7)	$1,599.3	14.8
Foreign currency translation adjustments during the year	33.5	(2.0)	31.5		(4.5)	0.4	(4.1)
Total	$3,171.5	$(1,550.7)	$1,620.8		$2,992.5	$(1,397.3)	$1,595.2
(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 is estimated to be $169.4 million, $165.9 million, $159.9 million, $147.5 million and $141.0 million, respectively.

NOTE 6 Investments

At December 31, 2023, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$25.5	$—	$(1.1)	$24.4
Corporate debt	4.8	—	(0.1)	4.7
Total	$30.3	$—	$(1.2)	$29.1

At December 31, 2023, the Company held $24.4 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and municipalities, and $4.7 million issued by corporations with investment-grade ratings. Of the total, $10.6 million is classified as short-term investments on the Consolidated Balance Sheets as maturities are less than one year in duration. Additionally, the Company holds $0.4 million in short-term investments, which are related to time deposits held with various financial institutions. The Company also maintains a $2.5 million equity investment in a non-consolidated subsidiary accounted for on the cost basis and held as a long-term investment on the Condensed Consolidated Balance Sheet.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$1.4	$—	$18.4	$(1.1)	$19.8	$(1.1)
Corporate debt	—	—	4.7	(0.1)	4.7	(0.1)
Total	$1.4	$—	$23.1	$(1.2)	$24.5	$(1.2)

The unrealized losses in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2023, the Company had 28 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until maturity, and the underlying creditworthiness of the issuers, the bonds were not considered to be other-than-temporarily impaired at December 31, 2023.

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

The unrealized losses in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2022, the Company had 33 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until maturity, and the underlying creditworthiness of the issuers, the bonds were not considered to be other-than-temporarily impaired at December 31, 2022.

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2023 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$10.9	$10.6
Due after one year through five years	19.4	18.5
Due after five years through ten years	—	—
Total	$30.3	$29.1

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2022 by contractual maturity are set forth below:

(in millions)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$6.5	$6.4
Due after one year through five years	24.5	22.4
Due after five years through ten years	—	—
Total	$31.0	$28.8

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $7.4 million. This along with maturing time deposits of $5.8 million yielded total cash proceeds from the sale of investments of $13.2 million in the period of January 1, 2023 to December 31, 2023. These proceeds, along with other sources of cash were used to purchase an additional $7.2 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2023 to December 31, 2023 were insignificant.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $7.3 million for the year ended December 31, 2022. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $7.4 million in the period of January 1, 2022 to December 31, 2022. These proceeds were used to purchase an additional $0.1 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2022 to December 31, 2022 were insignificant.

Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

At December 31, 2023, investments with a fair value of approximately $4.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 7 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in millions)	2023	2022
Furniture, fixtures, equipment and software	$345.3	$307.2
Leasehold improvements	62.2	61.3
Land, buildings and improvements	117.1	108.4
Total cost	524.6	476.9
Less accumulated depreciation and amortization	(254.3)	(237.0)
Total	$270.3	$239.9

Depreciation expense for fixed assets amounted to $40.0 million in 2023, $39.2 million in 2022 and $33.3 million in 2021.

NOTE 8 Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities at December 31 consisted of the following:

(in millions)	2023	2022
Accrued incentive compensation	$268.2	$234.5
Accrued compensation and benefits	64.1	64.6
Lease liability (1)	45.4	45.0
Deferred revenue	78.2	79.9
Reserve for policy cancellations	52.6	39.2
Accrued interest	33.2	33.2
Accrued rent and vendor expenses	20.9	14.9
Other	45.6	30.2
Total	$608.2	$541.5
(1)
The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

NOTE 9 Long-Term Debt

Long-term debt at December 31, 2023 and 2022 consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25.0	$15.6
Current portion of 5-year term loan credit agreement expired 2023	—	210.0
Current portion of 5-year term loan credit agreement expires 2027	43.7	25.0
Current portion of 4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	500.0	—
Total current portion of long-term debt	568.7	250.6
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	—	499.7
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349.7	349.7
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699.5	699.4
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598.2	598.0
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592.2	592.0
Total notes	2,239.6	2,738.8
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	193.8	218.8
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	100.0	—
3-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.625%, expires March 31, 2025	300.0	300.0
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	412.5	456.2
Total credit agreements	1,006.3	975.0
Debt issuance costs (contra)	(19.0)	(22.3)
Total long-term debt less unamortized discount and debt issuance costs	3,226.9	3,691.5
Current portion of long-term debt	568.7	250.6
Total debt	$3,795.6	$3,942.1

Note agreements: On March 17, 2022, the Company completed the issuance of $600.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2032 (the “2032 Notes”) and $600.0 million aggregate principal amount of the Company’s 4.950% Senior Notes due 2052 (the “2052 Notes,” and together with the 2032 Notes, the “Notes”). The net proceeds to the Company from the issuance of the Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1,178.2 million. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 stable outlook. The 2032 Notes bear interest at the rate of 4.200% per year and will mature on March 17, 2032. The 2052 Notes bear interest at the rate of 4.950% per year and will mature on March 17, 2052. Interest on the Notes is payable semi-annually in arrears. The Notes are senior unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the Prospectus Supplement for the Notes being redeemed, plus accrued and unpaid interest thereon to but excluding the redemption date. The Company used the net proceeds from the offering of the Notes, together with borrowings under its Revolving Credit Facility, cash on hand and other borrowings, to fund the cash consideration and other amounts payable in connection with our acquisition of GRP and to pay fees and expenses associated with the foregoing. As of

December 31, 2023 and December 31, 2022, there was a total outstanding debt balance of $1,200.0 million exclusive of the associated discount balance on both Notes.

The Company also maintains other notes from other issuances aggregating to a total outstanding debt balance of $1,550.0 million exclusive of the associated discount balance as of December 31, 2023 and December 31, 2022.

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

On March 31, 2022 (the "Effective Date"), the Company entered into a Loan Agreement (the “Loan Agreement”) with the lenders named therein, BMO Harris Bank N.A., as administrative agent, Fifth Third Bank, National Association, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and BMO Capital Markets Corp., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Truist Securities, Inc., as joint bookrunners and joint lead arrangers. The Loan Agreement evidences commitments for (i) unsecured delayed draw term loans in an aggregate amount of up to $300.0 million (the “Term A-1 Loan Commitment”) and (ii) unsecured delayed draw term loans in an amount of up to $500.0 million (the “Term A-2 Commitment” and, together with the Term A-1 Loan Commitments, the “Term Loan Commitments”). The Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400.0 million. The Company may borrow term loans (the “Term Loans”) under either of the Term Loan Commitments during the period from the Effective Date until the date which is the first anniversary thereof. The Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”) are due and payable on the date that is the third anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) are repayable in installments until the fifth anniversary the Effective Date with any remaining outstanding amounts due and payable on such fifth anniversary of the Effective Date unless such maturity date is extended as provided under the Loan Agreement. The Loan Agreement includes various covenants (including financial covenants), limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2023 and December 31, 2022, there was an outstanding debt balance issued under the Term A-1 Loans of $300.0 million. As of December 31, 2023 there was an outstanding loan balance on the Term A-2 Loans of $456.2 million and as of December 31, 2022 the outstanding balance on the Term A-2 Loans was $481.3 million.

The Company also maintains other credit agreements that include term loans and a Revolving Credit Facility, all having similar terms and covenants. The outstanding balances on the other term loans as of December 31, 2023 was $218.8 million and on December 31, 2022, the outstanding balance on these term loans was $444.4 million. As of December 31, 2023 there was $100.0 million outstanding balance on the Revolving Credit Facility and December 31, 2022 there was no outstanding balance on the Revolving Credit Facility.

The Second Amended and Restated Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2023 and December 31, 2022.

The 1-month Term SOFR Rate for the term loan and revolving credit facility of the Second Amended and Restated Credit Agreement as of December 31, 2023 was 5.456% and 5.341% respectively. The 1-month Term SOFR Rate for the Term A-1 Loans is 5.455% and the 1-month Term SOFR Rate for the Term A-2 Loans is 5.456% as of December 31, 2023.

Interest paid in 2023, 2022 and 2021 was $185.8 million, $120.1 million, and $61.5 million, respectively.

At December 31, 2023, maturities of long-term debt were $568.7 million in 2024, $375.0 million in 2025, $318.8 million in 2026, $312.5 million in 2027, $350.0 million in 2029, $700.0 million in 2031, $600.0 million in 2032, $600.0 million in 2052.

Subsequent to December 31, 2023, the Company exercised a draw down on the Revolving Credit Facility for $150.0 million for general corporate purposes.

NOTE 10 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Current:
Federal	$179.7	$124.1	$106.8
State	57.0	35.3	32.6
Foreign	23.6	2.1	1.8
Total current provision	260.3	161.5	141.2
Deferred:
Federal	26.6	38.9	28.0
State	5.7	8.2	5.0
Foreign	(17.0)	(4.3)	1.5
Total deferred provision	15.3	42.8	34.5
Total tax provision	$275.6	$204.3	$175.7

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.5	4.7	4.7
Non-deductible employee stock purchase plan expense	0.2	0.2	0.2
Non-deductible meals and entertainment	0.2	0.1	—
Non-deductible officers’ compensation	0.4	0.6	0.4
Tax benefit from stock-based compensation	(1.6)	(3.1)	(3.6)
Other, net	(0.6)	(0.2)	0.3
Effective tax rate	24.1%	23.3%	23.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in millions)	2023	2022
Non-current deferred tax liabilities:
Intangible assets	$700.7	$631.6
Fixed assets	23.0	21.1
Right-of-use assets	43.1	48.3
Impact of adoption of ASC 606 revenue recognition	25.0	19.8
Net unrealized holding (loss)/gain on available-for-sale securities	(0.3)	(0.4)
Total non-current deferred tax liabilities	791.5	720.4
Non-current deferred tax assets:
Deferred compensation	85.1	67.4
Accruals and reserves	19.4	12.5
Lease liabilities	48.9	54.6
Net operating loss carryforwards and other carryforwards	23.3	3.0
Valuation allowance for deferred tax assets	(1.4)	(1.1)
Total non-current deferred tax assets	175.3	136.4
Net non-current deferred tax liability	$616.2	$584.0

Income taxes paid in 2023, 2022 and 2021 were $218.5 million, $124.9 million and $147.5 million, respectively.

At December 31, 2023, for income tax reporting purposes, the Company had net operating loss carryforwards of $35.0 million for federal, no net operating loss carryforwards for international jurisdiction and $80.1 million net operating loss carryforwards for state, portions of which expire in the years 2024 and thereafter. The state carryforward amount is derived from the operating results of certain subsidiaries. During 2022, the Company was able to utilize the 2021 net operating loss carryforward in Canada of $1.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Unrecognized tax benefits balance at January 1	$3.1	$0.9	$1.3
Gross increases for tax positions of prior years	3.2	2.2	0.3
Gross decreases for tax positions of prior years	—	—	(0.5)
Settlements	(1.0)	—	(0.2)
Unrecognized tax benefits balance at December 31	$5.3	$3.1	$0.9

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, 2022 and 2021 the Company had $0.6 million, $0.7 million and $0.3 million of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $5.3 million as of December 31, 2023, $3.1 million as of December 31, 2022 and $0.9 million as of December 31, 2021. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in various international jurisdictions throughout Europe and Asia. In the United States, federal returns for fiscal years 2020 through 2023 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2019 through 2023. The Company files and remits income taxes in various international jurisdictions where the Company has determined it is required to file income taxes. The Company's filings with those countries remain open for audit for the fiscal years 2018 through 2023. The Company also operates in Bermuda and the Cayman Islands. The Company is not subject to any income taxes in these countries.

During 2022, the Company came under audit in the State of Massachusetts for the fiscal years 2018-2020. A subsidiary of the Company is currently under audit in the State of Missouri for the fiscal years 2019-2021.

During 2023, the Company settled the previously disclosed State of Massachusetts income tax audit for the fiscal years 2015-2017, settled the previously disclosed State of Wisconsin audit for the fiscal years 2017-2020 and settled the previously disclosed State of Missouri audit for the fiscal years 2019-2021. There were no material adjustments as a result of the finalization of these audits. During 2023, the State of Michigan initiated an audit on the Company for the fiscal years 2018-2021, and the State of California initiated an audit for the fiscal years 2020-2021.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. The Company has determined it is not practical to determine the unrecognized deferred tax liabilities on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

NOTE 11 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. The Company’s contribution expense to the plan totaled $51.5 million in 2023 and $42.7 million in 2022.

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

At December 31, 2023, 10,155,094 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2023, 167,772 shares had met the first condition of vesting and had been awarded, and 9,987,322 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2023, the initial stock prices ranged from $8.89 to $10.31.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2021	$4.86	909,828	909,828	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.73	(45,736)	(45,736)	—
Forfeited	$5.50	(24,250)	(24,250)	—
Outstanding at December 31, 2021	$4.87	839,842	839,842	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.81	(101,900)	(101,900)	—
Forfeited	$4.80	(29,562)	(29,562)	—
Outstanding at December 31, 2022	$4.88	708,380	708,380	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.69	(532,282)	(532,282)	—
Forfeited	$5.25	(8,326)	(8,326)	—
Outstanding at December 31, 2023	$5.47	167,772	167,772	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2023, 2022 and 2021 was $30.6 million, $6.3 million and $2.3 million, respectively.

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

The Company has granted restricted share awards (including both restricted stock and restricted stock units) to our employees in the form of time-based grants and performance-based grants under the 2010 SIP and 2019 SIP. To date, a substantial majority of restricted share grants to employees under these plans vest in 5 years. The performance-based grants are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, Organic Revenue growth of the Company and consolidated diluted net income per share growth at certain levels of the Company. The performance measurement period ranges from 3 to 5 years. Beginning in 2016, certain performance-based grants have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.

Non-employee members of the board of directors received shares annually issued pursuant to the 2019 SIP as part of their annual compensation. A total of 16,857 shares were issued in May 2021, 15,003 shares were issued in May 2022 and 16,632 shares were issued in May 2023.

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

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2021	$19.89	9,694,337	6,919,847	2,774,490
Granted	$46.05	1,143,094	204,826	938,268	(1)
Awarded	$25.80	310,147	1,272,554	(962,407)
Vested	$15.73	(3,223,964)	(3,223,964)	—
Forfeited	$30.54	(315,168)	(147,702)	(167,466)
Outstanding at December 31, 2021	$21.59	7,608,446	5,025,561	2,582,885
Granted	$65.22	1,478,613	693,802	784,811	(2)
Awarded	$28.73	470,793	1,383,216	(912,423)
Vested	$20.09	(2,179,476)	(2,179,476)	—
Forfeited	$37.78	(313,428)	(168,454)	(144,974)
Outstanding at December 31, 2022	$25.01	7,064,948	4,754,649	2,310,299
Granted	$56.39	1,558,826	235,738	1,323,088	(3)
Awarded	$47.60	330,310	977,447	(647,137)
Vested	$25.46	(1,561,615)	(1,561,615)	—
Forfeited	$49.37	(271,154)	(129,889)	(141,265)
Outstanding at December 31, 2023	$27.50	7,121,315	4,276,330	2,844,985

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
(2)
Of the 784,811 performance-based shares granted in 2022, the payout for 378,836 shares may be increased up to 200% of the target or decreased to zero and 15,114 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(3)
Of the 1,323,088 performance-based shares grant in 2023, the payout for 615,575 shares may be increased up to 200% of the target or decreased to zero and 17,338 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.

The following table sets forth information as of December 31, 2023, 2022 and 2021, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 and 2019 Stock Incentive Plans:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2023	235,738	1,323,088	(1)	977,447
2022	693,802	784,811	(2)	1,383,216
2021	204,826	938,268	(3)	1,272,554

(1)
Of the 1,323,088 performance-based shares granted in 2023, the payout for 615,575 shares may be increased up to 200% of the target or decreased to zero and 17,338 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(2)
Of the 784,811 performance-based shares granted in 2022, the payout for 378,836 shares may be increased up to 200% of the target or decreased to zero and 15,114 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
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

At December 31, 2023, 4,238,212 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all grants.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 2,991,813 were available for future subscriptions as of December 31, 2023. Employees of the Company who regularly work 20 hours or more per week are generally eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (i) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (ii) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2023 was $18.13. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2022 and 2021, were $15.81 and $11.60, respectively.

For the ESPP plan years ended July 31, 2023, 2022 and 2021, the Company issued 743,856, 791,842 and 850,956 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $39.9 million, or $53.70 per share, in 2023, $36.5 million, or $46.10 per share, in 2022 and $32.9 million, or $38.70 per share, in 2021.

For the five months ended December 31, 2023, 2022 and 2021 (portions of the 2023-2024, 2022-2023 and 2021-2022 plan years), 330,599, 338,498 and 354,911 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $19.7 million, $18.2 million and $16.4 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in millions)	2023	2022	2021
Stock incentive plan	$75.3	$55.4	$50.7
Employee stock purchase plan	12.5	10.4	9.9
Performance stock plan	1.0	0.3	0.4
Sharesave plan	0.6
Total	$89.4	$66.1	$61.0

Summary of Unamortized Compensation Expense

As of December 31, 2023, the Company estimates there to be $205.1 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.53 years.

NOTE 13 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. During 2023, there were no additional deferrals under the CARES Act. The Company paid the first installment of approximately $15.6 million in December 2021 and the second installment of approximately $15.6 million in December 2022.

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

During 2023, the Company had an impact of $33.9 million of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Consolidated Statements of Cash Flows which is primarily due to the increase in currency exchange rates for British pounds and, to a lesser extent, euro and Canadian dollar.

During 2023, the Company accrued for and deferred $121.0 million related to certain federal income tax payments due to Hurricane Idalia tax relief, which was announced by the Internal Revenue Service on August 30, 2023. These deferred income tax payments were paid by the deadline of February 15, 2024. On March 15, 2023, the Company paid $31.2 million of accrued federal income tax payments deferred from the fourth quarter of 2022 related to similar tax relief announced by the Internal Revenue Service on September 29, 2022 and associated with Hurricane Ian.

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid during the period for:
Interest	$185.8	$120.1	$61.5
Income taxes, net of refunds	$218.1	$122.3	$146.9

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Other payables issued for agency acquisitions and purchased customer accounts	$12.2	$5.6	$15.1
Estimated acquisition earn-out payables and related charges	$67.2	$73.3	$75.7
Assumed acquisition earn-out payables	$21.1	$34.8	$—
Contingent payable issued for agency acquisition	$—	$—	$24.1
Common stock issued for agency acquisition	$18.3	$14.7	$9.9
Notes payable assumed for agency acquisition	$—	$1.8	$1.4
Notes received on the sale of businesses, fixed assets and customer accounts	$0.1	$—	$—

Our fiduciary cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of fiduciary cash as of December 31, 2023, 2022 and 2021.

	Balance as of December 31,
(in millions)	2023	2022	2021
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,411.8	$1,231.9	$583.2
Non-restricted fiduciary cash	$190.8	$151.3	$193.8
Total restricted and non-restricted fiduciary cash at the end of the period	$1,602.6	$1,383.2	$777.0

The Company's fiduciary cash increased as of December 31, 2022 compared to December 31, 2021 primarily due to businesses acquired during 2022.

	Balance as of December 31,
(in millions)	2023	2022	2021
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$700.3	$650.0	$693.2
Fiduciary cash	$1,602.6	$1,383.2	$777.0
Total cash and cash equivalents inclusive of fiduciary cash at the end of the period	$2,302.9	$2,033.2	$1,470.2

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2023 and 2022. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

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

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022 is as follows:

(in millions)		December 31, 2023	December 31, 2022
Balance Sheet
Assets:
Operating lease right-of-use assets		$198.8	$214.9
Total assets	Operating lease assets	198.8	214.9
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45.4	45.0
Non-current operating lease liabilities	Operating lease liabilities	178.6	195.9
Total liabilities		$224.0	$240.9

As of December 31, 2023, the Company has entered into future lease agreements expected to commence in 2024 consisting of undiscounted lease liabilities of $11.4 million.

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

The components of lease cost for operating leases for the 12 months ended December 31, 2023 and 2022 were:

(in millions)	For the year ended December 31, 2023	For the year ended December 31, 2022
Operating leases:
Lease cost	$57.8	$55.5
Variable lease cost	4.7	4.3
Short-term lease cost	0.1	0.9
Operating lease cost	62.6	60.7
Sublease income	(1.4)	(1.5)
Total lease cost net	$61.2	$59.2

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2023 were:

Weighted average remaining lease term	5.9
Weighted average discount rate	3.44%

Maturities of the operating lease liabilities by fiscal year at December 31, 2023 for the Company's operating leases are as follows:

(in millions)	Operating Leases
2024	$51.5
2025	49.6
2026	38.7
2027	31.7
2028	23.8
Thereafter	51.1
Total undiscounted lease payments	246.4
Less: Imputed interest	22.4
Present value of future lease payments	$224.0

Supplemental cash flow information for operating leases:

(in millions)	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$61.3	$58.2
Right-of-use assets obtained in exchange for new operating liabilities	$22.4	$71.0

NOTE 16 Segment Information

Brown & Brown’s business is divided into four reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses, (ii) the National Programs segment, which acts as an MGU, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (iii) the Wholesale Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (iv) the Services segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Brown & Brown conducts most of its operations within the United States of America. International operations include Retail operations in Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom; National Programs operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom; and Wholesale Brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations earned $527.0 million, $240.6 million and $78.0 million of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

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

	Year Ended December 31, 2023
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$2,440.0	$1,077.3	$540.7	$163.1	$36.0	$4,257.1
Investment income	$1.3	$12.1	$1.5	$—	$37.5	$52.4
Amortization	$108.5	$41.2	$11.2	$5.1	$—	$166.0
Depreciation	$18.0	$11.8	$2.6	$1.4	$6.2	$40.0
Interest expense	$83.4	$35.6	$11.9	$1.3	$57.8	$190.0
Income before income taxes	$528.4	$405.5	$125.8	$153.8	$(67.4)	$1,146.1
Total assets	$8,303.9	$4,333.5	$1,558.9	$209.0	$478.1	$14,883.4
Capital expenditures	$45.5	$16.5	$3.0	$1.1	$2.8	$68.9

	Year Ended December 31, 2022
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$2,084.3	$859.5	$453.4	$171.9	$4.3	$3,573.4
Investment income	$0.1	$1.3	$0.3	$—	$4.8	$6.5
Amortization	$96.7	$35.4	$9.4	$5.1	$—	$146.6
Depreciation	$12.8	$15.3	$2.7	$1.6	$6.8	$39.2
Interest expense	$94.3	$33.0	$12.9	$2.1	$(1.1)	$141.2
Income before income taxes	$466.7	$271.1	$117.7	$24.1	$(3.5)	$876.1
Total assets	$7,458.6	$4,467.8	$1,401.6	$295.0	$350.5	$13,973.5
Capital expenditures	$18.6	$20.2	$2.8	$1.0	$10.0	$52.6

	Year Ended December 31, 2021
(in millions)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,767.9	$701.9	$403.4	$178.9	$(0.7)	$3,051.4
Investment income	$0.3	$0.6	$0.2	$—	$—	$1.1
Amortization	$77.8	$27.4	$9.1	$5.3	$—	$119.6
Depreciation	$11.2	$9.8	$2.6	$1.5	$8.2	$33.3
Interest expense	$91.4	$11.4	$16.0	$2.9	$(56.7)	$65.0
Income before income taxes	$334.4	$242.3	$94.8	$28.3	$63.0	$762.8
Total assets	$5,040.7	$2,943.0	$1,154.4	$299.2	$358.1	$9,795.4
Capital expenditures	$8.1	$13.5	$1.6	$1.6	$20.2	$45.0

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
NOTE 17 Insurance Company Subsidiary Operations

The National Flood Insurance Program (“NFIP”) is a program administered by the Federal Emergency Management Agency (“FEMA”) whereby the Company sells and services NFIP flood insurance policies on behalf of FEMA and receives fees for its services. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies which are 100% ceded to a highly rated reinsurance carrier. The Company also operates two Captives for the purpose of facilitating additional underwriting capacity and to participate in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGU businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGU businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe ("CAT") per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned are as follows:

	2023		2022
(in millions)	Written	Earned	Written	Earned
Direct premiums - WNFIC	$886.5	$807.4	$740.9	$751.3
Assumed premiums - WNFIC	—	—	—	—
Ceded premiums - WNFIC	886.5	807.4	740.9	751.3
'Net premiums - WNFIC	—	—	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	113.2	89.6	65.4	43.7
Ceded premiums - Quota share captive	(52.1)	(61.9)	(27.1)	(17.3)
Net premiums - Quota share captive and excess loss layer captive	61.1	27.7	38.3	26.4
Net premiums - Total	$61.1	$27.7	$38.3	$26.4

All premiums written by the Company under the NFIP are 100.0% ceded to FEMA, for which WNFIC received a 29.7% gross expense allowance from January 1, 2023 through September 30, 2023 and a 29.5% gross expense allowance from October 1, 2023 through December 31,2023. As of December 31, 2023 and 2022, the Company ceded $883.4 million and $738.0 million of written premiums to FEMA, respectively.

As of December 31, 2023, the Condensed Consolidated Balance Sheets contained Reinsurance recoverable of $125.1 million and Prepaid reinsurance premiums of $460.9 million which are related to the WNFIC business. As of December 31, 2022, the Consolidated Balance Sheets contained reinsurance recoverable of $826.2 million and prepaid reinsurance premiums of $381.8 million. There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2023 and 2022, as WNFIC’s direct premiums written were 100.0% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, was $125.1 million as of December 31, 2023 and $826.2 million as of December 31, 2022.

WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $39.1 million as of December 31, 2023 and $31.8 million as of December 31, 2022. As of December 31, 2023 and 2022, WNFIC generated statutory net income of $7.5 million and $1.3 million, respectively. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12 month period is limited to the greater of 10.0% of statutory adjusted capital and surplus or 100.0% of adjusted net income. On April 28, 2023, WNFIC paid an ordinary dividend of $3.1 million. The dividend was declared and approved by the WNFIC Board of Directors on March 17, 2023. There was no dividend payout in 2022. The maximum dividend payouts that may be made in 2023 and 2024 without prior approval is $3.2 million and $7.5 million, respectively.

In December 2021, the initial funding to capitalize the quota share Captive was $5.9 million. This capital in addition to current earnings of $2.5 million through December 31, 2023 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the 12 months ended December 31, 2023 were $57.6 million and $24.2 million, respectively. For the 12 months ended December 31, 2023, the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $7.2 million, of which $3.9 million is related to the estimated insured losses from Hurricane Ian. In connection with the estimated IBNR from Hurricane Ian claims, $0.1 million was recorded as estimated reinsurance recoverable for a net expected loss of $3.8 million. As of December 31, 2023, reported insured losses associated with Hurricane Ian are $1.9 million. As of December 31, 2023 the Consolidated Balance Sheets contained prepaid reinsurance premiums of $0.6 million related to the Captive and deferred acquisition costs of $31.0 million and reserve for losses and loss adjustment expense, excluding related reinsurance recoverable was $4.0 million. The first collateral release is expected in 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2023 with underlying reinsurance treaties effective from June 1 through May 31, 2024. This Captive’s maximum underwriting exposure is $3.0 million. Assumed net earned premiums for the captive for the year ended December 31, 2023 and December 31, 2022 were $3.5 and 5.8 million, respectively. As of December 31, 2023 and December 31, 2022, the Consolidated Balance Sheets contained the reserve for losses and loss adjustment expense of $2.3 million and $4.5 million, respectively.

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

During 2023, the Company repurchased 2,100 shares at an average price of $53.84 for a total cost of $0.1 million under the current share repurchase authorization. During 2022, the Company repurchased 1,164,009 shares at an average price of $63.62 for a total cost of $74.1 million under the current share repurchase authorization. At December 31, 2023, the remaining amount authorized by our board of directors for share repurchases was approximately $249.5 million. Under the authorized repurchase programs, the Company has repurchased approximately 19.7 million shares for an aggregate cost of approximately $748.1 million between 2014 and 2023.

During 2023, the Company paid a cumulative dividend of $0.475 per share for a total of $135.0 million. During 2022, the Company paid a cumulative dividend of $0.423 per share for a total of $119.5 million. On January 17, 2024 the board of directors approved a dividend of $0.1300 per share payable on February 14, 2024 to shareholders of record on February 2, 2024.

During 2023, the Company issued 261,614 shares valued at $18.3 million associated with business combinations. During 2022, the Company issued 252,802 shares valued at $14.7 million associated with business combinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Business Combinations — Purchased Customer Accounts — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company acquired the assets and liabilities of 7 insurance intermediaries, the stock of 22 insurance intermediaries, and 4 books of businesses (customer accounts) during the year ended December 31, 2023. The Company accounted for these acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including purchased customer accounts of $167.4 million. Purchased customer accounts are recorded at fair value which is determined by calculating the present value of the underlying cash flows expected to be received over the estimated future duration of the acquired customer relationships. The fair value determination of the purchased customer accounts required management to make significant estimates and assumptions related to revenue growth rates and the selection of the discount rate.

Given the high degree of auditor judgment required to evaluate certain assumptions used to estimate the acquisition-date fair value of purchased customer account intangible assets, we identified the evaluation of the revenue growth rates and discount rate used in the valuation as a critical audit matter. The estimated fair value is sensitive to changes to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rates and selection of the discount rate for the purchased customer accounts included the following, among others:

•
We tested the effectiveness of controls over the valuation of the purchased customer accounts, including management’s controls over revenue growth rates and selection of the discount rate.
•
For a sample of acquisitions, we assessed the reasonableness of management’s revenue growth rates by comparing the projections to historical results of the acquired businesses and historical performance of the Company as well as industry and macroeconomic conditions. We also evaluated whether the estimated revenue growth rates were consistent with evidence obtained in other areas of the audit.
•
For a sample of acquisitions, we involved valuation specialists with specialized skills and knowledge, to assist in the evaluation of the reasonableness of the (1) valuation methodology and (2) discount rate by:
•
Testing the source information underlying the determination of the discount rate and developing a range of independent estimates and comparing those to the discount rate selected by management.
•
Comparing the WACC, internal rate of return (IRR), and weighted average return on assets (WARA) to each other to determine if the total consideration paid, cash flow projections, and discount rates, and other inputs/assumptions in the valuation models were consistent with each other and testing the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 22, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brown & Brown, Inc. (the “Company”) and subsidiaries as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kentro Capital Limited, Berkeley Insurance Group Limited and 22 of the 31 entities acquired with total consideration of less than $50 million per acquisition during 2023 as described in Note 3 to the consolidated financial statements, and whose financial statements constitute 1.5% of total assets, 1.5% of revenues, and 1.9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

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
February 22, 2024

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2023: Kentro Capital Limited, Berkeley Insurance Group Limited and 22 of the 31 entities acquired with total consideration of less than $50 million each during 2023 (collectively the “2023 Excluded Acquisitions”), whose financial statements constitute approximately 1.5% of total assets, 1.5% of revenues, and 1.9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2023. Management’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 22, 2024

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief executive officer	R. Andrew Watts Executive vice president, chief financial officer and treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2023.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2023. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

During the fourth quarter of 2023, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain information regarding our executive officers is included in Part I of this Report under the heading "Information About Our Executive Officers" in accordance with General Instruction G(3) of Form 10-K.

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2024 (the “2024 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. A copy of our Code of Ethics for our chief executive officer and our senior financial officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our internet website, at www.bbinsurance.com, and are also available without charge, upon written request directed to Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2019 Stock Incentive Plan	4,238,212	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan	—
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	2,991,813
Brown & Brown, Inc. Performance Stock Plan	—
Total	7,230,025
Equity compensation plans not approved by shareholders	—

(1)
All of the shares available for future issuance under the Brown & Brown, Inc. 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, restricted stock units or other stock-based awards.
(2)
The number of securities remaining available of 4,238,212 has been reduced by 1,422,486 to reflect the maximum shares potentially distributed subject to the level of performance obtained for outstanding performance-based grants which may be increased up to 200% of the target or decreased to zero.

The other information required by this item is incorporated herein by reference to the 2024 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays (incorporated by reference to Exhibit 10.1(e) to Form 10-K for the year ended December 31, 2019).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)*	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.4(f)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.4(g)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

10.4(h)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2021).

10.4(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2021).

10.4(j)*	Form of Performance Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2022).

10.4 (k)*	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 23, 2022).

10.5

Second Amended and Restated Credit Agreement dated October 27, 2021, among the Registrant JPMorgan Chase Bank, N.A., Bank America, N.A., Truist Bank and BMO Harris Bank N.A (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 22, 2022)

10.6

Amendment No. 1, dated February 10, 2023, to the Second Amended and Restated Credit Agreement dated October 27, 2021, among the Registrant, JPMorgan Chase Bank, N.A. and the lenders named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on April 27, 2023).

10.7

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

10.8

Majority Share Purchase Agreement, dated March 7, 2022, between the Company, Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022).

10.9

Amendment Agreement, dated July 1, 2022, to Majority Share Purchase Agreement, dated March 7, 2022, between the Company Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2022).

10.10

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

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

24**	Powers of Attorney.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1**	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2**	Section 1350 Certification by the Chief Financial Officer of the Registrant.

97**	Policy Regarding the Mandatory Recovery of Compensation

101

The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in inline XBRL, include: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

ITEM 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 22, 2024	By:	/s/ J. Powell Brown
J. Powell Brown
President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; president and chief executive officer (principal executive officer)	February 22, 2024
J. Powell Brown

/s/ R. Andrew Watts	Executive vice president, chief financial officer and treasurer (principal financial and accounting officer)	February 22, 2024
R. Andrew Watts

*	Chairman of the board	February 22, 2024
J. Hyatt Brown

*	Director	February 22, 2024
Lawrence L. Gellerstedt

*	Director	February 22, 2024
James C. Hays

*	Director	February 22, 2024
Theodore J. Hoepner

*	Director	February 22, 2024
James S. Hunt

*	Director	February 22, 2024
Toni Jennings

*	Director	February 22, 2024
Paul Krump

*	Director	February 22, 2024
Timothy R.M. Main

*	Director	February 22, 2024
Bronek Masojada

*	Director	February 22, 2024
Jaymin B. Patel

*	Director	February 22, 2024
H. Palmer Proctor, Jr.

*	Director	February 22, 2024
Wendell Reilly

*	Director	February 22, 2024
Kathleen A. Savio

*	Director	February 22, 2024
Chilton D. Varner

*By:	/s/ Anthony M. Robinson
Anthony M. Robinson Attorney-in-fact