Form 10-Q
period 2024-03-31
BROWN & BROWN, INC.
filed 2024-04-24
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 23, 2024 was 285,249,262.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2024	2023
REVENUES
Commissions and fees	$1,237	$1,108
Investment income	18	7
Other income, net	3	1
Total revenues	1,258	1,116
EXPENSES
Employee compensation and benefits	631	571
Other operating expenses	161	161
Loss/(gain) on disposal	2	(6)
Amortization	43	41
Depreciation	11	10
Interest	48	47
Change in estimated acquisition earn-out payables	(2)	(2)
Total expenses	894	822
Income before income taxes	364	294
Income taxes	71	58
Net income before non-controlling interests	293	236
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to the Company	$293	$236
Net income per share:
Basic	$1.03	$0.83
Diluted	$1.02	$0.83

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2024	2023
Net income attributable to the Company	$293	$236
Foreign currency translation (loss)/gain	(32)	47
Comprehensive income attributable to the Company	$261	$283

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$581	$700
Fiduciary cash	1,569	1,603
Short-term investments	10	11
Commission, fees and other receivables	932	790
Fiduciary receivables	1,133	1,125
Reinsurance recoverable	65	125
Prepaid reinsurance premiums	428	462
Other current assets	287	314
Total current assets	5,005	5,130
Fixed assets, net	272	270
Operating lease assets	197	199
Goodwill	7,386	7,341
Amortizable intangible assets, net	1,592	1,621
Investments	21	21
Other assets	333	301
Total assets	$14,806	$14,883
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$2,702	$2,727
Losses and loss adjustment reserve	72	131
Unearned premiums	488	462
Accounts payable	322	459
Accrued expenses and other liabilities	421	608
Current portion of long-term debt	875	569
Total current liabilities	4,880	4,956
Long-term debt less unamortized discount and debt issuance costs	3,009	3,227
Operating lease liabilities	178	179
Deferred income taxes, net	614	616
Other liabilities	338	326
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 305 shares and outstanding 285 shares at 2024, issued 304 shares and outstanding 285 shares at 2023, respectively	30	30
Additional paid-in capital	1,003	1,027
Treasury stock, at cost 20 shares at 2024, 20 shares at 2023, respectively	(748)	(748)
Accumulated other comprehensive loss	(51)	(19)
Non-controlling interests	9	—
Retained earnings	5,544	5,289
Total equity	5,787	5,579
Total liabilities and equity	$14,806	$14,883

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293		293
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				9	10
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.1300 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787

Balance at December 31, 2022	283	$30	$920	$(748)	$(148)	$4,553	$—	$4,607
Net income						236		236
Foreign currency translation					47			47
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans	1		21					21
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(36)					(36)
Cash dividends paid ($0.1150 per share)						(33)		(33)
Balance at March 31, 2023	284	$30	$908	$(748)	$(101)	$4,756	$—	$4,845

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before non-controlling interests	$293	$236
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities:
Amortization	43	41
Depreciation	11	10
Non-cash stock-based compensation	29	24
Change in estimated acquisition earn-out payables	(2)	(2)
Deferred income taxes	(1)	1
Net loss/(gain) on sales/disposals of investments, fixed assets and customer accounts	2	(5)
Payments on acquisition earn-outs in excess of original estimated payables	(13)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(142)	(131)
Reinsurance recoverable (increase) decrease	60	688
Prepaid reinsurance premiums (increase) decrease	33	14
Other assets (increase) decrease	—	(6)
Losses and loss adjustment reserve increase (decrease)	(59)	(687)
Unearned premiums increase (decrease)	25	(13)
Accounts payable increase (decrease)	(86)	71
Accrued expenses and other liabilities increase (decrease)	(186)	(169)
Other liabilities increase (decrease)	6	(12)
Net cash provided by operating activities	13	60
Cash flows from investing activities:
Additions to fixed assets	(13)	(12)
Payments for businesses acquired, net of cash acquired	(76)	(38)
Proceeds from sales of fixed assets and customer accounts	—	6
Purchases of investments	—	(3)
Proceeds from sales of investments	1	4
Net cash used in investing activities	(88)	(43)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(26)	(19)
Payments on acquisition earn-outs	(39)	(16)
Payments on long-term debt	(13)	(17)
Borrowings on revolving credit facility	150	—
Payments on revolving credit facilities	(50)	—
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(54)	(36)
Cash dividends paid	(38)	(33)
Non-controlling interest acquired (disposed), net	3	—
Net cash used in financing activities	(67)	(121)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	(11)	14
Net decrease in cash and cash equivalents inclusive of fiduciary cash	(153)	(90)
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,303	2,033
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,150	$1,943

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of fiduciary cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into three reportable segments. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile and recreational vehicle dealer services (“F&I”) businesses. The Programs segment, which acts as a managing general underwriter (“MGU”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents.

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

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Business Realignment

In conjunction with the divestiture of certain businesses within the Company’s Services segment in the fourth quarter of 2023, the Company aligned its business from four to three segments beginning in fiscal year 2024. As a result of the segment reorganization, the Services segment was eliminated as a business segment. The Company reports its financial results in the following three reportable segments: Retail, Programs and Wholesale Brokerage. The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows, statements of comprehensive income or statements of shareholders’ equity resulting from these changes. See Note 12 of these Notes to Condensed Consolidated Financial Statements for further information.

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

Recently Adopted Accounting Standards

None.

Income Tax Expense

The effective tax rate on income from operations for the three months ended March 31, 2024, was 19.5%. The first quarter tax rate is generally lower than the full year rate due to the timing of vestings on equity-based compensation.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$547	$206	$111	$—	$864
Fees (2)	156	49	21	1	227
Other supplemental commissions (3)	86	1	3	—	90
Profit-sharing contingent commissions (4)	14	26	6	—	46
Earned premium (5)	—	10	—	—	10
Investment income (6)	1	5	1	11	18
Other income, net (7)	2	1	—	—	3
Total Revenues	$806	$298	$142	$12	$1,258

	Three months ended March 31, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$490	$158	$99	$—	$747
Fees (2)	145	76	18	(1)	238
Other supplemental commissions (3)	82	2	2	—	86
Profit-sharing contingent commissions (4)	15	8	4	—	27
Earned premium (5)	—	10	—	—	10
Investment income (6)	—	1	—	6	7
Other income, net (7)	1	—	—	—	1
Total Revenues	$733	$255	$123	$5	$1,116

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
(8)
Fees within Other primarily reflects the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended March 31,
(in millions, except per share data)	2024	2023
U.S.	$1,099	$999
U.K.	131	98
Ireland	12	11
Canada	9	5
Other	7	3
Total Revenues	$1,258	$1,116

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2024 and December 31, 2023 were as follows:

(in millions)	March 31, 2024	December 31, 2023
Contract assets	$630	$473
Contract liabilities	$107	$113

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2023 is due to normal seasonality and growth in our business.

Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than twelve months and in other liabilities for those to be recognized more than twelve months from the date presented in the Company's Condensed Consolidated Balance Sheet.

As of March 31, 2024, deferred revenue consisted of $69 million as the current portion to be recognized within one year and $38 million in long-term to be recognized beyond one year. As of December 31, 2023, deferred revenue consisted of $78 million as the current portion to be recognized within one year and $35 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2024 and 2023, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $16 million and $12 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain customer contracts - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period, consistent with the period for acquired customer intangibles. The cost to obtain customer contracts balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $102 million and $96 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, the Company deferred $8 million of incremental cost to obtain customer contracts. The Company recorded an expense of $2 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2024.

Cost to fulfill customer contracts - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of March 31, 2024 was $107 million. The cost to fulfill customer contracts balance as of December 31, 2023 was $123 million. For the three months ended March 31, 2024, the Company had net expense of $17 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Net income attributable to the Company	$293	$236
Net income attributable to unvested awarded performance stock	(4)	(4)
Net income attributable to common shares	$289	$232
Weighted average number of common shares outstanding – basic	285	283
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4)	(5)
Weighted average number of common shares outstanding for basic net income per common share	281	278
Dilutive effect of potentially issuable common shares	2	1
Weighted average number of shares outstanding – diluted	283	279
Net income per share:
Basic	$1.03	$0.83
Diluted	$1.02	$0.83

NOTE 5 Business Combinations

During the three months ended March 31, 2024, Brown & Brown acquired all of the stock of two insurance intermediaries, purchased assets and assumed certain liabilities of three insurance intermediaries, and purchased one book of business (customer accounts) for a total of six acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”).

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

Total consideration for acquisition activity during the three months ended March 31, 2024, was $87 million and included gross cash paid of $76 million, initial fair value of earnout-out liabilities of $9 million and other payables of $2 million. The Company recorded $66 million of goodwill and $21 million of other identifiable intangible assets in connection with the acquisitions and measurement period adjustments during the three months ended March 31, 2024. The weighted average useful lives for the acquired amortizable intangible assets are 15 years.

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements are provisional and thus subject to further adjustments within the permitted measurement periods, as defined in ASC 805, including balances related to the acquisition of Kentro Capital Limited as of the October 1, 2023 acquisition date, primarily for intangible assets, goodwill, customer contract related balances and tax related balances.

Certain disclosures have not been presented as the effect of the acquisitions were not material to the Company's financial results.

Acquisition Earn-Out Payables

As of March 31, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2024 and 2023, were as follows:

	Three months ended March 31,
(in millions)	2024	2023
Balance as of the beginning of the period	$249	$252
Additions to estimated acquisition earn-out payables	9	20
Payments for estimated acquisition earn-out payables	(52)	(16)
Subtotal	206	256
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4)	(4)
Interest expense accretion	2	2
Net change in earnings from estimated acquisition earn-out payables	(2)	(2)
Foreign currency translation adjustments during the year	(1)	1
Balance as of March 31,	$203	$255

Of the $203 million of estimated acquisition earn-out payables as of March 31, 2024, $118 million was recorded as current liabilities within the accounts payable caption in the Company's Consolidated Balance sheets and $85 million was recorded as non-current liabilities within the other liabilities caption in the Company's Consolidated Balance Sheets. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

As of March 31, 2024, the maximum future acquisition contingency payments related to all acquisitions was $566 million. Six of the estimated acquisition earn-out payables included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2024 is $5 million. The Company deems a significant increase to this amount to be unlikely.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024 are as follows:

(in millions)	Retail (2)	Programs	Wholesale Brokerage	Total
Balance as of December 31, 2023	$4,870	$1,853	$618	$7,341
Goodwill of acquired businesses	58	—	—	58
Goodwill adjustment during measurement period (1)	4	(1)	5	8
Foreign currency translation adjustments during the year	(18)	(3)	—	(21)
Balance as of March 31, 2024	$4,914	$1,849	$623	$7,386

(1)
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.
(2)
The December 31, 2023 Retail balance includes $127 million of goodwill reclassified from the former Services segment as a result of our segment realignment.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024				December 31, 2023
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$3,191	$(1,593)	$1,598	15	$3,138	$(1,549)	$1,589	15
Foreign currency translation adjustments during the year	(7)	1	(6)		34	(2)	32
Total	$3,184	$(1,592)	$1,592		$3,172	$(1,551)	$1,621

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 is estimated to be $171 million, $167 million, $161 million, $149 million, and $142 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at March 31, 2024 and December 31, 2023 consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	300	—
Current portion of 5-year term loan facility expires 2027	50	44
Current portion of 4.200% senior notes, semi-annual interest payments, balloon due 2024	500	500
Total current portion of long-term debt	875	569
Long-term debt:
Note agreements:
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	350	350
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598	598
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592	592
Total notes	2,240	2,240
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	187	194
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	200	100
3-year term loan facility, periodic interest payments, SOFR plus up to 1.625%, expires March 31, 2025	—	300
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	400	412
Total credit agreements	787	1,006
Debt issuance costs (contra)	(18)	(19)
Total long-term debt less unamortized discount and debt issuance costs	3,009	3,227
Current portion of long-term debt	875	569
Total debt	$3,884	$3,796

Note agreements: The Company maintains senior notes aggregating to a total outstanding debt balance of $2,750 million exclusive of the associated discount balance as of March 31, 2024 and December 31, 2023.

Credit agreements: On October 27, 2021, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Harris Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc. and Citizens Bank, N.A. as co-documentation agents. The Second Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among certain of such parties, as amended by that certain amended and restated credit agreement dated June 28, 2017 (the “Original Credit Agreement”). The Second Amended and Restated Credit Agreement, among other certain terms, extended the maturity of the Revolving Credit Facility of $800 million and unsecured term loans associated with the agreement of $250 million to October 27, 2026. At the time of the renewal, the Company added an additional $3 million in debt issuance costs related to the transaction. The Company carried forward $1 million of existing debt issuance costs related to the previous credit facility agreements after expensing debt issuance costs due to certain lenders exiting the renewed facility agreement. On February 10, 2023, the Company entered into Amendment No.1 ("Amendment") of the Second Amended and Restated Credit Agreement which provided that the overnight LIBOR should be replaced with a successor rate. The amendment also included additional terms and conditions for the Secured Overnight Financing Rate (“SOFR”) loans and Risk-free Reference Rate ("RFR") loans.

The Company also maintains credit agreements that include term loans and a Revolving Credit Facility, all having similar terms and covenants. The outstanding balances on the other term loans as of March 31, 2024 was $962 million and on December 31, 2023, the outstanding balance on these term loans was $975 million. As of March 31, 2024 there was a $200 million outstanding balance on the Revolving Credit Facility and as of December 31, 2023, there was a $100 million outstanding balance on the Revolving Credit Facility.

The Second Amended and Restated Credit Agreement and Loan Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2024 and December 31, 2023.

The 1-month Term SOFR Rate for the term loan and Revolving Credit Facility of the Second Amended and Restated Credit Agreement is 5.430% and 5.423%, respectively, while the 1-month Term SOFR Rate for the Term A-1 Loans and Term A-2 Loans is 5.427% as of March 31, 2024. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following tables presents liabilities that are not measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$500	$496	$500	$495
Long-term debt	$2,240	$2,009	$2,240	$1,993

The carrying value of the Company's borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes are considered Level 2 financial instruments as they are corroborated by observable market data.

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

The Company assesses at the inception of a contract, if it contains a lease. This assessment is based on: (i) whether the contract involves the use of a distinct identified asset; (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (iii) whether the Company has the right to direct the use of the asset.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in millions)		March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease assets	$197	$199
Total assets		197	199
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45	45
Non-current operating lease liabilities	Operating lease liabilities	178	179
Total liabilities		$223	$224

As of March 31, 2024, the Company has entered into future lease agreements expected to commence later in 2024 consisting of undiscounted lease liabilities of $1 million.

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

The components of lease cost for operating leases for the three months ended March 31, 2024 and 2023 were:

	Three months ended March 31,
(in millions)	2024	2023
Operating leases:
Lease cost	$14	$14
Variable lease cost	1	1
Total lease cost net	$15	$15

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2024 were:

Weighted average remaining lease term in years	6.00
Weighted average discount rate	3.55%

Maturities of the operating lease liabilities by fiscal year at March 31, 2024 for the Company's operating leases are as follows:

(in millions)	Operating leases
2024 (Remainder)	$38
2025	51
2026	41
2027	34
2028	26
Thereafter	58
Total undiscounted lease payments	248
Less: imputed interest	25
Present value of lease payments	$223

Supplemental cash flow information for operating leases for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in millions)	2024	2023
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$15	$15
Right-of-use assets obtained in exchange for new operating liabilities	$11	$4

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the three months ended March 31, 2024, the Company had an impact of $(11) million from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows, which is primarily due to the change in currency exchange rates primarily for British pounds and, to a lesser extent, Canadian dollars.

During 2023, the Company accrued for and deferred $91 million related to certain federal income tax payments. This deferral was allowed under Hurricane Idalia tax relief, which was announced by the Internal Revenue Service on August 30, 2023. These deferral of income tax payments were paid by the deadline of February 15, 2024. On March 15, 2023, the Company paid $31 million of accrued federal income tax payments originally due in the fourth quarter of 2022 which was deferred under a similar tax deferral announced by the Internal Revenue Service associated with Hurricane Ian which was announced on September 29, 2022. During the first quarter of 2024, the Company also made tax payments of approximately $30 million associated with the gain on disposal of certain third-party claims administration and adjusting services businesses sold in the fourth quarter of 2023.

Cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in millions)	2024	2023
Cash paid during the period for:
Interest	$74	$73
Income taxes, net of refunds	$134	$44

Significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in millions)	2024	2023
Other payables issued for agency acquisitions and purchased customer accounts	$2	$—
Estimated acquisition earn-out payables issued for agency acquisitions	$9	$20

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2024 and 2023.

(in millions)	March 31, 2024	December 31, 2023
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,365	$1,412
Non-restricted fiduciary cash	204	191
Total restricted and non-restricted fiduciary cash at the end of the period	$1,569	$1,603

The Company's fiduciary cash increased as of March 31, 2024 compared to December 31, 2023 primarily due to businesses acquired during 2024 and 2023.

	Balance as of March 31,
(in millions)	2024	2023
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$581	$563
Fiduciary cash	1,569	1,380
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$2,150	$1,943

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

NOTE 12 Segment Information

Brown & Brown’s business is divided into three reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; (ii) the Programs segment, which primarily acts as an managing general underwriters (“MGUs”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; and (iii) the Wholesale

Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents.

Brown & Brown conducts most of its operations within the United States of America. International operations include retail operations based in Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom, managing general underwriter operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations earned $159 million and $117 million of total revenues for the three months ended March 31, 2024 and 2023, respectively.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Intersegment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charged to the reporting segment.

In the fourth quarter of 2023, the Company sold certain third-party claims administration and adjusting services businesses representing approximately 50% of the total revenues of the Services segment. As a result, beginning in fiscal year 2024, the Company operates three segments: Retail, Programs (formerly National Programs) and Wholesale Brokerage. Balances presented for the three months ended March 31, 2023 have been recast to align with the three-segment structure.

	Three months ended March 31, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$806	$298	$142	$12	$1,258
Investment income	$1	$5	$1	$11	$18
Amortization	$29	$11	$3	$—	$43
Depreciation	$5	$4	$1	$1	$11
Interest expense	$19	$8	$3	$18	$48
Income before income taxes	$238	$101	$41	$(16)	$364
Total assets	$8,557	$4,221	$1,617	$411	$14,806
Capital expenditures	$7	$5	$1	$—	$13

	Three months ended March 31, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$733	$255	$123	$5	$1,116
Investment income	$—	$1	$—	$6	$7
Amortization	$28	$11	$3	$(1)	$41
Depreciation	$5	$3	$1	$1	$10
Interest expense	$22	$10	$3	$12	$47
Income before income taxes	$214	$75	$31	$(26)	$294
Total assets	$7,913	$3,652	$1,441	$394	$13,400
Capital expenditures	$5	$5	$—	$2	$12

NOTE 13 Investments

At March 31, 2024, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

	Less than 12 Months			12 Months or More			Total
(in millions)	Cost	Unrealized Gains	Unrealized losses	Cost	Unrealized Gains	Unrealized losses	Cost	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$6	$—	$—	$18	$—	$(1)	$24	$23
Corporate debt	4	—	—	1	—	—	5	5
Non-subsidiary equity	$—	$—	$—	$3	$—	$—	$3	$3
Total	$10	$—	$—	$22	$—	$(1)	$32	$31

At March 31, 2024, the Company had 31 securities in an unrealized loss position. The unrealized losses for the period ended March 31, 2024 in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government agencies were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2024. The stated maturity for any investment held during the period is less than five years.

At December 31, 2023, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

	Less than 12 Months			12 Months or More			Total
(in millions)	Cost	Unrealized Gains	Unrealized losses	Cost	Unrealized Gains	Unrealized losses	Cost	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$7	$—	$—	$18	$—	$(1)	$25	$24
Corporate debt	4	—	—	1	—	—	5	5
Non-subsidiary equity	$—	$—	$—	$3	$—	$—	$3	$3
Total	$11	$—	$—	$22	$—	$(1)	$33	$32

At December 31, 2023, the Company had 28 securities in an unrealized loss position. The unrealized losses for the period ended December 31, 2023 in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government agencies were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2023. The stated maturity for any investment held during the period is less than five years.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities and maturing time deposits were $1 million from the period of January 1, 2024 to March 31, 2024. Their gains or losses realized on the sale of securities for the period from January 1, 2024 to March 31, 2024 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At March 31, 2024, investments with a fair value of approximately $4 million were on deposit with state insurance departments to satisfy regulatory requirements.

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

	Three months ended March 31, 2024
(in millions)	Written	Earned
Direct premiums - WNFIC	$190	$223
Ceded premiums - WNFIC	(190)	(223)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	38	28
Ceded premiums - Quota share captive	(18)	(18)
Net premiums - Quota share captive and excess of loss layer captive	20	10
Net premiums - Total	$20	$10

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.5% gross expense allowance from January 1, 2024 through March 31, 2024. For the same period, the Company ceded $189 million of written premiums to FEMA for NFIP policies and $1 million to a highly rated carrier for excess flood policies.

As of March 31, 2024 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $65 million and prepaid reinsurance premiums of $428 million which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2024 through March 31, 2024, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of March 31, 2024 was $65 million.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $40 million at March 31, 2024 and $39 million as of December 31, 2023. For the period from January 1, 2024 through March 31, 2024, WNFIC generated a statutory net loss of $0.3 million. For the period from January 1, 2023 through December 31, 2023, WNFIC generated statutory net income of $7 million. The maximum amount of ordinary dividends that WNFIC can pay to the shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On April 28, 2023, WNFIC paid an ordinary dividend of $3 million. The dividend was declared and approved by the WNFIC Board of Directors by consent on March 17, 2023. The maximum dividend payout that may be made in 2024 and without prior approval is $7 million.

In December 2021, the initial funding to capitalize the quota share Captive was $6 million. This capital in addition to earnings of

$1 million through March 31, 2024 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the three months ended March 31, 2024, were $19 million and $10 million, respectively. For three months ended March 31, 2024 the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $8 million, of which $3 million is related to the estimated insured losses with Hurricane Ian. As of March 31, 2024, reported insured losses associated with Hurricane Ian were $2 million. As of March 31, 2024, the Condensed Consolidated Balance Sheet contained deferred acquisitions costs of $37 million and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $4 million. The first collateral release was received in March 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2023 with underlying reinsurance treaties effective from June 1 through May 31, 2024. This Captive’s maximum aggregate annual underwriting exposure is $3 million.

NOTE 15 Equity

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

The Company has outstanding approval to purchase up to approximately $249 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on January 17, 2024 and paid on February 14, 2024 for a total of $38 million.

On April 22, 2024 the Board of Directors approved a dividend of $0.1300 per share payable on May 15, 2024 to shareholders of record on May 6, 2024.

During the first quarter of 2024 the Company received $5 million in exchange for a 49% interest in our quota-share captive.

In the first quarter of 2024, the Company paid $2 million to buy additional interest in an entity in which it was already the majority owner.

The Company also has approximately $6 million of minority interest arising from consolidated acquisitions where the Company acquired a controlling majority ownership position with a residual noncontrolling ownership position held by unaffiliated entities.

NOTE 16 Subsequent Events

Pursuant to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023, the Company is entitled to future consideration payments upon achievement of certain conditions in accordance with the terms of the sale agreement. Subsequent to the balance sheet date of March 31, 2024, the conditions associated with one of the contingent payments has been achieved which will result in the Company recognizing a gain of approximately $30 million in the second quarter of 2024. Receipt of funds for this contingent payment is also expected in the second quarter of 2024.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the two discussions should be read together.

GENERAL

Company Overview — First Quarter of 2024

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

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also operate capitalized captive insurance facilities (the "Captives") for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting results. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs and limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits, or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, generally increase the value of insurable exposure units, or a decline in economic activity, could decrease the value or amount of insurable exposure units. Conversely, increasing costs of litigation settlements and/or awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on new business, customer retention and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s), but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until they are received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.3% of commissions and fees revenue.

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (ii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, in our automobile dealer services (“F&I”) businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs, and fees for Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services. Fee revenues as a percentage of our total commissions and fees, were 23.9% in 2023 and 25.8% in 2022.

For the three months ended March 31, 2024, our total commissions and fees growth rate was 11.6%, and our consolidated Organic Revenue growth rate was 8.6%.

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

Income before income taxes for the three months ended March 31, 2024 increased from the first quarter of 2023 by $70 million or 23.8%, driven by net new business, increased profit-sharing contingent commissions and acquisitions completed in the past twelve months.

Effective for fiscal year 2024, in conjunction with the divestiture of certain businesses within our Services segment in the fourth quarter of 2023, we aligned our business from four to three segments, and we now report our financial results in the following three reportable segments: Retail, Programs (formerly National Programs) and Wholesale Brokerage. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information.

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

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our three segments, because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We also view EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue growth, and EBITDAC Margin - Adjusted as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Beginning January 1, 2024, we no longer exclude Foreign Currency Translation from the calculation of EBITDAC - Adjusted and EBITDAC Margin - Adjusted. Prior periods are presented accordingly on the same basis so that the calculations of EBITDAC - Adjusted and EBITDAC Margin - Adjusted are comparable for both periods. We no longer exclude Foreign Currency Translation from the calculation of these earnings measures because fluctuations in Foreign Currency Translation affect both our revenues and expenses, largely offsetting each other. Therefore, excluding Foreign Currency Translation from these earnings measures provides no meaningful incremental value in evaluating our financial performance.

Non-GAAP Revenue Measures

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
•
EBITDAC - Adjusted is defined as EBITDAC, excluding (i) (gain)/loss on disposal, (ii) for 2022 and 2023, Acquisition/Integration Costs (as defined below) and (iii) for 2023, the 1Q23 Nonrecurring Cost (as defined below).
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by total revenues.

Definitions Related to Certain Components of Non-GAAP Measures

•
“Acquisition/Integration Costs” means the acquisition and integration costs (e.g., costs associated with regulatory filings, legal/accounting services, due diligence and the costs of integrating our information technology systems) arising out of our acquisitions of GRP (Jersey) Holdco Limited and its business ("GRP"), Orchid Underwriters Agency and CrossCover Insurance Services, and BdB Limited companies, which are not considered to be normal, recurring or part of the ongoing operations.

•
“Foreign Currency Translation” means the period-over-period impact of foreign currency translation, which is calculated by applying current-year foreign exchange rates to the various functional currencies in our business to our reporting currency of U.S. dollars for the same period in the prior year.
•
“1Q23 Nonrecurring Cost” means approximately $11 million expensed and substantially paid in the first quarter of 2023 to resolve a business matter, which is not considered to be normal, recurring or part of the ongoing operations.
•
“(Gain)/loss on disposal” a caption on our consolidated statements of income which reflects net proceeds received as compared to net book value related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the first quarter of 2024, we acquired 650 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2023. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas is subject to uncertainty because it requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended March 31,
(in millions, except percentages)	2024	2023	% Change
REVENUES
Core commissions and fees	$1,191	$1,081	10.2%
Profit-sharing contingent commissions	46	27	70.4%
Investment income	18	7	157.1%
Other income, net	3	1	200.0%
Total revenues	1,258	1,116	12.7%
EXPENSES
Employee compensation and benefits	631	571	10.5%
Other operating expenses	161	161	—%
(Gain)/loss on disposal	2	(6)	(133.3%)
Amortization	43	41	4.9%
Depreciation	11	10	10.0%
Interest	48	47	2.1%
Change in estimated acquisition earn-out payables	(2)	(2)	—%
Total expenses	894	822	8.8%
Income before income taxes	364	294	23.8%
Income taxes	71	58	22.4%
Net income before non-controlling interests	293	236	24.2%
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to the Company	$293	$236	24.2%
Income Before Income Taxes Margin (1)	28.9%	26.3%
EBITDAC - Adjusted (2)	$466	$398	17.1%
EBITDAC Margin - Adjusted (2)	37.0%	35.7%
Organic Revenue growth rate (2)	8.6%	12.6%
Employee compensation and benefits relative to total revenues	50.2%	51.2%
Other operating expenses relative to total revenues	12.8%	14.4%
Capital expenditures	$13	$12	8.3%
Total assets at March 31,	$14,806	$13,400	10.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended March 31, 2024 increased $129 million to $1,237 million, or 11.6%, over the same period in 2023. Core commissions and fees revenue for the first quarter of 2024 increased $110 million or 10.2%, composed of: (i) approximately $91 million of net new and renewal business, which reflects an Organic Revenue growth rate of 8.6%; (ii) $41 million from acquisitions that had no comparable revenues in the same period of 2023; (iii) an increase from the impact of Foreign Currency Translation of $5 million; and (iv) an offsetting decrease of $27 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the first quarter of 2024 increased by $19 million, compared to the same period in 2023. This increase was driven primarily by (i) improved underwriting results and qualifying for certain profit-sharing contingent commissions in 2023 that had not been accrued as we did not qualify for them in the prior year and (ii) recent acquisitions.

Investment Income

Investment income for the three months ended March 31, 2024 increased $11 million, from the same period in 2023. The increase was primarily driven by higher average interest rates compared to the prior year.

Other Income

Other income for the three months ended March 31, 2024 increased $2 million to $3 million as compared to the same period in 2023. Other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 50.2% for the three months ended March 31, 2024 as compared to 51.2% for the three months ended March 31, 2023, and increased 10.5%, or $60 million. This increase included $24 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2023. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2024 and 2023 increased by $36 million, or 6.3%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth and (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company, partially offset by (iv) employee compensation and benefits associated with businesses divested in the fourth quarter of 2023.

Other Operating Expenses

Other operating expenses represented 12.8% of total revenues for the first quarter of 2024 as compared to 14.4% for the first quarter of 2023. Other operating expenses for the first quarter of 2024 were flat compared to the same period of 2023. This includes: (i) $11 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2023; (ii) increased information technology related costs; (iii) and to a lesser extent, increased variable costs associated with revenue growth, offset by (iv) expenses of approximately $11 million recorded in the first quarter of 2023 to resolve a business matter which was not considered to be normal or a recurring part of ongoing operations and (v) other operating expenses associated with businesses divested in the first quarter of 2023.

(Gain)/Loss on Disposal

Gain on disposal for the first quarter of 2024 decreased $8 million from the first quarter of 2023. Activity for (Gain)/Loss on disposal is associated with book of business sales or sales of entire businesses. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2024 increased $2 million, or 4.9%, compared to the first quarter of 2023. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the first quarter of 2024 increased $1 million, or 10.0%, compared to the first quarter of 2023. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, net of the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the first quarter of 2024 increased $1 million, or 2.1%, compared to the first quarter of 2023.

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

As of March 31, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were reevaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
(in millions)	2024	2023
Change in fair value of estimated acquisition earn-out payables	$(4)	$(4)
Interest expense accretion	2	2
Net change in earnings from estimated acquisition earn-out payables	$(2)	$(2)

For the three months ended March 31, 2024 and 2023, the fair value of estimated earn-out payables was re-evaluated. The result was a decrease of $4 million in both periods which are credits, exclusive of interest accretion, in the Condensed Consolidated Statements of Income.

As of March 31, 2024, estimated acquisition earn-out payables totaled $203 million, of which $118 million was recorded as accounts payable and $85 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2024 and 2023 was 19.5% and 19.7% respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate three reportable segments: Retail, Programs, and Wholesale Brokerage. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate and EBITDAC Margin.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2024, and the growth rates for Organic Revenue for the three months ended March 31, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$804	$731	$292	$254	$141	$123	$1,237	$1,108
Total change	$73		$38		$18		$129
Total growth %	10.0%		15.0%		14.6%		11.6%
Profit-sharing contingent commissions	(14)	(15)	(26)	(8)	(6)	(4)	(46)	(27)
Core commissions and fees	$790	$716	$266	$246	$135	$119	$1,191	$1,081
Acquisitions	(19)	—	(20)	—	(2)	—	(41)	—
Dispositions	—	(1)	—	(26)	—	—	—	(27)
Foreign Currency Translation		4		—		1		5
Organic Revenue (2)	$771	$719	$246	$220	$133	$120	$1,150	$1,059
Organic Revenue growth (2)	$52		$26		$13		$91
Organic Revenue growth rate (2)	7.2%		11.8%		10.8%		8.6%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of this 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2023, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2023, including by segment, are as follows:

2023	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$731	$615	$254	$186	$123	$103	$1,108	$904
Total change	$116		$68		$20		$204
Total growth %	18.9%		36.6%		19.4%		22.6%
Profit-sharing contingent commissions	(15)	(18)	(8)	(8)	(4)	(3)	(27)	(29)
Core commissions and fees	716	597	246	178	119	100	1,081	875
Acquisition revenues	$(79)	$—	$(20)	$—	$(15)	$—	$(114)	$—
Dispositions		(9)	—	(4)	—	(3)	—	(16)
Foreign Currency Translation		—		—		—		—
Organic Revenue (2)	$637	$588	$226	$174	$104	$97	$967	$859
Organic Revenue growth (2)	$49		$52		$7		$108
Organic Revenue growth rate (2)	8.3%		29.9%		7.2%		12.6%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$806	$298	$142	$12	$1,258
Income before income taxes	238	101	41	(16)	364
Income Before Income Taxes Margin(1)	29.5%	33.9%	28.9%	NMF	28.9%
Amortization	29	11	3	—	43
Depreciation	5	4	1	1	11
Interest	19	8	3	18	48
Change in estimated acquisition earn-out payables	(1)	1	(2)	—	(2)
EBITDAC(2)	290	125	46	3	464
EBITDAC Margin(2)	36.0%	41.9%	32.4%	NMF	36.9%
(Gain)/loss on disposal	1	1	—	—	2
EBITDAC - Adjusted(2)	$291	$126	$46	$3	$466
EBITDAC Margin - Adjusted(2)	36.1%	42.3%	32.4%	NMF	37.0%

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2023, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$733	$255	$123	$5	$1,116
Income before income taxes	214	75	31	(26)	294
Income Before Income Taxes Margin(1)	29.2%	29.4%	25.2%	NMF	26.3%
Amortization	28	11	3	(1)	41
Depreciation	5	3	1	1	10
Interest	22	10	3	12	47
Change in estimated acquisition earn-out payables	(3)	—	—	1	(2)
EBITDAC(2)	266	99	38	(13)	390
EBITDAC Margin(2)	36.3%	38.8%	30.9%	NMF	34.9%
(Gain)/loss on disposal	—	(6)	—	—	(6)
Acquisition/Integration Costs	3	—	—	—	3
1Q23 Nonrecurring Cost	—	—	—	11	11
EBITDAC - Adjusted(2)	$269	$93	$38	$(2)	$398
EBITDAC Margin - Adjusted(2)	36.7%	36.5%	30.9%	NMF	35.7%

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

Financial information relating to our Retail segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2024	2023	% Change
REVENUES
Core commissions and fees	$789	$717	10.0%
Profit-sharing contingent commissions	14	15	(6.7%)
Investment income	1	—	NMF
Other income, net	2	1	100.0%
Total revenues	806	733	10.0%
EXPENSES
Employee compensation and benefits	400	363	10.2%
Other operating expenses	115	104	10.6%
(Gain)/loss on disposal	1	—	NMF
Amortization	29	28	3.6%
Depreciation	5	5	—%
Interest	19	22	(13.6%)
Change in estimated acquisition earn-out payables	(1)	(3)	(66.7%)
Total expenses	568	519	9.4%
Income before income taxes	$238	$214	11.2%
Income Before Income Taxes Margin (1)	29.5%	29.2%
EBITDAC - Adjusted (2)	$291	$269	8.2%
EBITDAC Margin - Adjusted (2)	36.1%	36.7%
Organic Revenue growth rate (2)	7.2%	8.3%
Employee compensation and benefits relative to total revenues	49.6%	49.5%
Other operating expenses relative to total revenues	14.3%	14.2%
Capital expenditures	$7	$5	40.0%
Total assets at March 31,	$8,557	$7,913	8.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended March 31, 2024 increased 10.0%, or $73 million, as compared to the same period in 2023, to $806 million. The $72 million increase in core commissions and fees revenue was driven by: (i) approximately $19 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) an increase of $52 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $4 million; and (iv) a decrease of $1 million related to commissions and fees recorded in 2023 from businesses since divested. Profit-sharing contingent commissions for the first quarter of 2024 decreased 6.7%, or $1 million, as compared to the same period in 2023, to $14 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2024 that we qualified for in the prior year. The Retail segment’s total commissions and fees increased by 10.0%, and the Organic Revenue growth rate was 7.2% for the first quarter of 2024. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by rate increases with continued increases in property and casualty, employee benefits and auto.

Income before income taxes for the three months ended March 31, 2024 increased 11.2%, or $24 million, as compared to the same period in 2023, to $238 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense and (ii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended March 31, 2024 increased 8.2%, or $22 million, as compared to the same period in 2023, to $291 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2024 decreased to 36.1% from 36.7% in the same period in 2023. The decrease in EBITDAC Margin - Adjusted was driven by: (i) higher non-cash stock-based compensation; (ii) higher performance-based compensation associated with increased level of Organic Revenue growth and (iii) a decrease in profit-sharing contingent commissions which was partially offset by, (iv) the net increase in revenue as described above.

Programs Segment

The Programs segment manages over 60 programs supported by over 100 well-capitalized carrier partners. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. This segment also operates our write-your-own flood insurance carrier, WNFIC and operates two Captives. WNFIC’s underwriting business consists of policies written on behalf of and fully ceded to the NFIP, as well as excess flood policies, which are fully reinsured in the private market. The Captives provide additional underwriting capacity that enable growth in core commissions and fees, and allow us to participate in underwriting results with limited exposure to claims expenses. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These Captives give us another way to continue to participate in underwriting results while limiting exposure to claims expenses. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs. The Captives limit the Company's exposure to claims expenses either through reinsurance or by participating in limited tranches of the underwriting risk.

The Programs segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and Specialty Programs. Approximately 76% of the Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our Programs segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2024	2023	% Change
REVENUES
Core commissions and fees	$266	$246	8.1%
Profit-sharing contingent commissions	26	8	NMF
Investment income	5	1	NMF
Other income, net	1	—	NMF
Total revenues	298	255	16.9%
EXPENSES
Employee compensation and benefits	109	103	5.8%
Other operating expenses	63	59	6.8%
(Gain)/loss on disposal	1	(6)	(116.7)%
Amortization	11	11	—%
Depreciation	4	3	33.3%
Interest	8	10	(20.0)%
Change in estimated acquisition earn-out payables	1	—	NMF
Total expenses	197	180	9.4%
Income before income taxes	$101	$75	34.7%
Income Before Income Taxes Margin (1)	33.9%	29.4%
EBITDAC - Adjusted (2)	$126	$93	35.5%
EBITDAC Margin - Adjusted (2)	42.3%	36.5%
Organic Revenue growth rate (2)	11.8%	29.9%
Employee compensation and benefits relative to total revenues	36.6%	40.4%
Other operating expenses relative to total revenues	21.1%	23.1%
Capital expenditures	$5	$5	—%
Total assets at March 31,	$4,221	$3,652	15.6%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Programs segment’s total revenue for the three months ended March 31, 2024 increased 16.9%, or $43 million, as compared to the same period in 2023, to $298 million. The $20 million increased in core commissions and fees revenue was driven by: (i) approximately $20 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) approximately $26 million of new business, net renewal business, and fee revenues; and (iii) an offsetting decrease of $26 million related to commissions and fees revenue from businesses divested in the preceding twelve months. Profit-sharing contingent commissions for the first quarter of 2024 increased approximately $18 million as compared to the first quarter of 2023. This increase was driven by improved underwriting results, an increase of $7 million resulting from the finalization of the calculation of profit-sharing contingent commissions that were estimated and accrued in 2023 and for which a similar increase is not expected to recur in the first quarter of 2025, and acquisitions completed in the past twelve months.

The Programs segment’s total commissions and fees increased by 8.1%, and the Organic Revenue growth rate was 11.8% for the three months ended March 31, 2024. The Organic Revenue growth was driven by strong new business and good retention, which was partially offset by lower claims revenue in the current year.

Income before income taxes for the three months ended March 31, 2024 increased 34.7%, or $26 million, as compared to the same period in 2023, to $101 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with an increase in depreciation, a decrease in intercompany interest expense, and an increase in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended March 31, 2024 increased 35.5%, or $33 million, from the same period in 2023, to $126 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2024 increased to 42.3% from 36.5% in the same period in 2023. EBITDAC - Adjusted grew due to higher profit-sharing contingent commissions, strong Organic Revenue growth, leveraging our expense base, and the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 86% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
(in millions, except percentages)	2024	2023	% Change

REVENUES
Core commissions and fees	$135	$119	13.4%
Profit-sharing contingent commissions	6	4	50.0%
Investment income	1	—	NMF
Other income, net	—	—	—%
Total revenues	142	123	15.4%
EXPENSES
Employee compensation and benefits	77	67	14.9%
Other operating expenses	19	18	5.6%
(Gain)/loss on disposal	—	—	—%
Amortization	3	3	—%
Depreciation	1	1	—%
Interest	3	3	—%
Change in estimated acquisition earn-out payables	(2)	—	NMF
Total expenses	101	92	9.8%
Income before income taxes	$41	$31	32.3%
Income Before Income Taxes Margin (1)	28.9%	25.2%
EBITDAC - Adjusted (2)	$46	$38	21.1%
EBITDAC Margin - Adjusted (2)	32.4%	30.9%
Organic Revenue growth rate (2)	10.8%	7.2%
Employee compensation and benefits relative to total revenues	54.2%	54.5%
Other operating expenses relative to total revenues	13.4%	14.6%
Capital expenditures	$1	$—	NMF
Total assets at March 31,	$1,617	$1,441	12.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended March 31, 2024 increased 15.4%, or $19 million, as compared to the same period in 2023, to $142 million. The $16 million net increase in core commissions and fees revenue was driven primarily by: (i) $13 million related to new business and net renewal business; and (ii) $2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023 and ; (iii) an increase from the impact of Foreign Currency Translation of $1 million. Profit-sharing contingent commissions for the first quarter of 2024 increased $2 million compared to the first quarter of 2023, primarily driven by qualifying for certain profit-sharing contingent commissions in 2023 that we did not qualify for in the prior year so therefore were not accrued and, to a lesser extent, by acquired businesses in the last year. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.4%, and the Organic Revenue growth rate was 10.8% for the first quarter of 2024. The Organic Revenue growth rate was driven by strong new business and good retention, as well as modest rate increases for most lines of coverage, except for professional liability which continued to generally see rate decreases.

Income before income taxes for the three months ended March 31, 2024 increased 32.3%, or $10 million, as compared to the same period in 2023, to $41 million. The increase was due to: (i) the growth of EBITDAC - Adjusted described below; and (ii) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended March 31, 2024 increased 21.1%, or $8 million, as compared to the same period in 2023, to $46 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2024 increased to 32.4% from 30.9%, as compared to the same period in 2023. EBITDAC Margin - Adjusted increased due to: (i) total revenue growth; (ii) leveraging our expense base; and (iii) higher profit sharing contingent commissions, but partially offset by higher non-cash stock-based compensation.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility, which as of March 31, 2024 provided up to $600 million in additional available cash.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement”) which provided term loan capacity of $800 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,500 million of incremental borrowing capacity as of March 31, 2024.

We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months and in the long term.

Contractual Cash Obligations

As of March 31, 2024, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,912	$875	$487	$650	$1,900
Other liabilities	227	14	20	17	176
Operating leases (1)	249	51	88	56	54
Interest obligations	1,403	176	264	174	789
Maximum future acquisition contingent payments (2)	566	259	307	—	—
Total contractual cash obligations (3)	$6,357	$1,375	$1,166	$897	$2,919

(1)
Includes $1 million of future lease commitments expected to commence later in 2024.

(2)
Includes $203 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Three of the estimated acquisition earn-out payables assumed in connection with the acquisition of GRP included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2024 is $5 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $37 million of current liability for a dividend of $0.1300 per share approved by the Board of Directors on April 22, 2024.

Debt

Total debt as of March 31, 2024 was $3,884 million net of unamortized discount and debt issuance costs, which was an increase of $88 million compared to December 31, 2023. The increase includes: a net drawdown on the Revolving Credit Facility of $100 million, offset by; the scheduled principal payments related to our various existing floating-rate debt term notes in total of $12 million.

During the three months ended March 31, 2024, the Company repaid $6 million of principal related to the Second Amended and Restated Credit Agreement term loan through quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $213 million as of March 31, 2024. The Company's next scheduled principal payment is due June 30, 2024 and is equal to $6 million.

During the three months ended March 31, 2024, the Company repaid $6 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $450 million as of March 31, 2024. The Company’s next scheduled principal payment is due June 30, 2024 and is equal to $13 million.

On February 13, 2024, the Company drew down on the Revolving Credit Facility $150 million and the proceeds were used for general corporate purposes. During the three months ended March 31, 2024, the Company repaid $50 million of the outstanding balance on Revolving Credit Facility. The Revolving Credit Facility balance outstanding is $200 million as of March 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at March 31, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2024, we had $1,162 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of March 31, 2024, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2024. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2024, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2024:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)
January 1, 2024 to January 31, 2024	121,128	$71.67	—	$249
February 1, 2024 to February 28, 2024	461,711	84.19	—	249
March 1, 2024 to March 31, 2024	83,547	84.94	—	249
Total	666,386	$82.01	—	$249

(1)
All shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our 2010 Stock Incentive Plan and 2019 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $373 million to bring the total available share repurchase authorization to approximately $500 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249 million. Between January 1, 2014 and March 31, 2024, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the first quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement”

or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 23, 2024	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)