Form 10-Q
period 2024-06-30
BROWN & BROWN, INC.
filed 2024-07-22
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 19, 2024 was 285,260,996.

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

Assumptions as to any of the foregoing, and all statements, are not based upon historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based upon a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized, or even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements. All forward-looking statements made herein are made only as of the date of this filing, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
REVENUES
Commissions and fees	$1,154	$1,036	$2,390	$2,144
Investment income	22	10	40	17
Other income, net	2	1	5	2
Total revenues	1,178	1,047	2,435	2,163
EXPENSES
Employee compensation and benefits	585	530	1,216	1,101
Other operating expenses	173	162	334	322
Gain on disposal	(31)	—	(29)	(6)
Amortization	44	41	86	83
Depreciation	11	10	21	20
Interest	49	48	97	95
Change in estimated acquisition earn-out payables	1	2	(2)	—
Total expenses	832	793	1,723	1,615
Income before income taxes	346	254	712	548
Income taxes	87	64	159	122
Net income before non-controlling interests	259	190	553	426
Less: Net income attributable to non-controlling interests	2	—	3	—
Net income attributable to the Company	$257	$190	$550	$426
Net income per share:
Basic	$0.90	$0.67	$1.93	$1.50
Diluted	$0.90	$0.67	$1.92	$1.50

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income attributable to the Company	$257	$190	$550	$426
Foreign currency translation gain/(loss)	4	51	(28)	98
Comprehensive income attributable to the Company	$261	$241	$522	$524

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,107	$700
Fiduciary cash	1,867	1,603
Short-term investments	9	11
Commission, fees and other receivables	930	790
Fiduciary receivables	1,275	1,125
Reinsurance recoverable	100	125
Prepaid reinsurance premiums	483	462
Other current assets	318	314
Total current assets	6,089	5,130
Fixed assets, net	290	270
Operating lease assets	192	199
Goodwill	7,431	7,341
Amortizable intangible assets, net	1,565	1,621
Investments	22	21
Other assets	355	301
Total assets	$15,944	$14,883
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,142	$2,727
Losses and loss adjustment reserve	108	131
Unearned premiums	603	462
Accounts payable	313	459
Accrued expenses and other liabilities	500	608
Current portion of long-term debt	725	569
Total current liabilities	5,391	4,956
Long-term debt less unamortized discount and debt issuance costs	3,391	3,227
Operating lease liabilities	180	179
Deferred income taxes, net	614	616
Other liabilities	331	326
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 305 shares and outstanding 285 shares at 2024, issued 304 shares and outstanding 285 shares at 2023, respectively	30	30
Additional paid-in capital	1,027	1,027
Treasury stock, at cost 20 shares at 2024 and 2023	(748)	(748)
Accumulated other comprehensive loss	(47)	(19)
Non-controlling interests	11	—
Retained earnings	5,764	5,289
Total equity	6,037	5,579
Total liabilities and equity	$15,944	$14,883

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293		293
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				9	10
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.1300 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787
Net income						257	2	259
Foreign currency translation					4			4
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Directors			1					1
Cash dividends paid ($0.1300 per share)						(37)		(37)
Balance at June 30, 2024	285	$30	$1,027	$(748)	$(47)	$5,764	$11	$6,037

Balance at December 31, 2022	283	$30	$920	$(748)	$(148)	$4,553	$—	$4,607
Net income						236		236
Foreign currency translation					47			47
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans	1		21					21
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(36)					(36)
Cash dividends paid ($0.1150 per share)						(33)		(33)
Balance at March 31, 2023	284	$30	$908	$(748)	$(101)	$4,756	$—	$4,845
Net income						190		190
Foreign currency translation					51			51
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2					2
Stock incentive plans			19					19
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(3)					(3)
Cash dividends paid ($0.1150 per share)						(32)		(32)
Balance at June 30, 2023	284	$30	$927	$(748)	$(50)	$4,914	$—	$5,073

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before non-controlling interests	$553	$426
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	86	83
Depreciation	21	20
Non-cash stock-based compensation	52	45
Change in estimated acquisition earn-out payables	(2)	—
Deferred income taxes	(3)	2
Amortization of debt discount	2	2
Net gain on sales/disposals of investments, fixed assets and customer accounts	(29)	(5)
Payments on acquisition earn-outs in excess of original estimated payables	(31)	(18)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(140)	(103)
Reinsurance recoverable (increase) decrease	26	644
Prepaid reinsurance premiums (increase) decrease	(21)	(58)
Other assets (increase) decrease	(80)	(56)
Losses and loss adjustment reserve increase (decrease)	(23)	(642)
Unearned premiums increase (decrease)	140	75
Accounts payable increase (decrease)	(54)	101
Accrued expenses and other liabilities increase (decrease)	(109)	(100)
Other liabilities increase (decrease)	(15)	(28)
Net cash provided by operating activities	373	388
Cash flows from investing activities:
Additions to fixed assets	(39)	(25)
Payments for businesses acquired, net of cash acquired	(98)	(115)
Proceeds from sales of businesses, fixed assets and customer accounts	58	6
Purchases of investments	(2)	(6)
Proceeds from sales of investments	4	6
Net cash used in investing activities	(77)	(134)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	248	224
Payments on acquisition earn-outs	(65)	(46)
Proceeds from long-term debt	599	—
Payments on long-term debt	(175)	(229)
Borrowings on revolving credit facility	150	170
Payments on revolving credit facility	(250)	(70)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(54)	(39)
Cash dividends paid	(75)	(65)
Other financing activities	(3)	1
Net cash provided by/(used in) financing activities	375	(54)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	—	30
Net increase in cash and cash equivalents inclusive of fiduciary cash	671	230
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,303	2,033
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,974	$2,263

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

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded, and excess flood policies which are fully reinsured in the private market. The Company also operates two capitalized captive insurance facilities (the "Captives") for the purpose of facilitating additional underwriting capacity, generating incremental revenues and participating in underwriting results.

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

Business Realignment

In conjunction with the divestiture of certain businesses within the Company’s former Services segment in the fourth quarter of 2023, the Company aligned its business from four to three segments beginning in fiscal year 2024. As a result of the segment reorganization, the Services segment was eliminated as a business segment. The Company now reports its financial results in the following three reportable segments: Retail, Programs and Wholesale Brokerage. The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. The results of the businesses sold in the fourth quarter of 2023 are presented within the Programs segment. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows, statements of comprehensive income or statements of equity resulting from these changes. See Note 12 of these Notes to Condensed Consolidated Financial Statements for further information.

Pursuant to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023, the Company is entitled to future consideration payments upon achievement of certain conditions in accordance with the terms of the sale agreement. During the second quarter of 2024, the conditions associated with one of the contingent payments were achieved which resulted in the Company recognizing a gain of $29 million within the Programs segment.

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

Recently Adopted Accounting Standards

None

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$449	$243	$129	$—	$821
Fees (2)	156	61	24	(1)	240
Other supplemental commissions (3)	32	6	1	—	39
Profit-sharing contingent commissions (4)	7	25	4	—	36
Earned premium (5)	—	18	—	—	18
Investment income (6)	1	5	1	15	22
Other income, net (7)	1	1	—	—	2
Total revenues	$646	$359	$159	$14	$1,178

	Three months ended June 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$397	$197	$115	$—	$709
Fees (2)	151	82	20	(1)	252
Other supplemental commissions (3)	27	2	1	—	30
Profit-sharing contingent commissions (4)	15	15	3	—	33
Earned premium (5)	—	12	—	—	12
Investment income (6)	—	2	—	8	10
Other income, net (7)	1	—	—	—	1
Total revenues	$591	$310	$139	$7	$1,047

	Six months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$996	$449	$242	$—	$1,687
Fees (2)	312	110	43	(2)	463
Other supplemental commissions (3)	119	7	4	—	130
Profit-sharing contingent commissions (4)	21	51	10	—	82
Earned premium (5)	—	28	—	—	28
Investment income (6)	2	10	2	26	40
Other income, net (7)	2	2	—	1	5
Total revenues	$1,452	$657	$301	$25	$2,435

	Six months ended June 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$885	$356	$215	$—	$1,456
Fees (2)	296	157	38	(2)	489
Other supplemental commissions (3)	111	4	2	—	117
Profit-sharing contingent commissions (4)	30	23	7	—	60
Earned premium (5)	—	22	—	—	22
Investment income (6)	—	3	—	14	17
Other income, net (7)	2	—	—	—	2
Total revenues	$1,324	$565	$262	$12	$2,163

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
U.S.	$1,006	$918	$2,105	$1,916
U.K.	144	105	275	203
Republic of Ireland	12	11	24	22
Canada	11	10	19	16
Other	5	3	12	6
Total revenues	$1,178	$1,047	$2,435	$2,163

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2024 and December 31, 2023 were as follows:

(in millions)	June 30, 2024	December 31, 2023
Contract assets	$538	$473
Contract liabilities	$109	$113

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2023 is due to growth in the business, businesses acquired in the current year and normal seasonality.

Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than 12 months and in other liabilities for those to be recognized more than 12 months from the date presented in the Company's Condensed Consolidated Balance Sheets.

As of June 30, 2024, deferred revenue consisted of $70 million as the current portion to be recognized within one year and $39 million in long-term to be recognized beyond one year. As of December 31, 2023, deferred revenue consisted of $78 million as the current portion to be recognized within one year and $35 million in long-term deferred revenue to be recognized beyond one year.

During the six months ended June 30, 2024 and 2023, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $21 million and $22 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $108 million and $96 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, the Company deferred $16 million of incremental cost to obtain customer contracts. The Company recorded an expense of $4 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2024.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets as of June 30, 2024 was $114 million. The cost to fulfill balance as of December 31, 2023 was $123 million. For the six months ended June 30, 2024, the Company had net expense of $10 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to the Company	$257	$190	$550	$426
Net income attributable to unvested awarded performance stock	(3)	(3)	(6)	(7)
Net income attributable to common shares	$254	$187	$544	$419
Weighted average number of common shares outstanding – basic	285	283	285	284
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3)	(4)	(4)	(5)
Weighted average number of common shares outstanding for basic net income per common share	282	279	281	279
Dilutive effect of potentially issuable common shares	1	1	2	1
Weighted average number of shares outstanding – diluted	283	280	283	280
Net income per share:
Basic	$0.90	$0.67	$1.93	$1.50
Diluted	$0.90	$0.67	$1.92	$1.50

NOTE 5 Business Combinations

During the six months ended June 30, 2024, Brown & Brown acquired all of the stock of five insurance intermediaries, purchased assets and assumed certain liabilities of eight insurance intermediaries, and purchased five books of business (customer accounts) for a total of 18 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”).

The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Condensed Consolidated Statements of Income when incurred. The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements.

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805 including balances related to the acquisition of Kentro Capital Limited as of October 1, 2023, the acquisition date, primarily for intangible assets, goodwill, customer contract related balances and tax related balances.

For the six months ended June 30, 2024, adjustments were made within the permitted measurement period that included an increase to fiduciary assets and fiduciary liabilities of $20 million, a decrease to purchased customer accounts of $2 million, an increase to non-controlling interest of $6 million and an increase in estimated deferred consideration of $5 million for a net increase in goodwill of $13 million. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2024 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments had no effect on earnings or cash in the current period.

Certain disclosures have not been presented as the effect of the acquisitions were not material to the Company's financial results.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the six months ended June 30, 2024 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Other (1)
Cash paid	$121
Other payable	7
Recorded earn-out payable	19
Total consideration	147
Maximum potential earn-out payable	38
Allocation of purchase price:
Cash and equivalents	2
Fiduciary cash	21
Other current assets	7
Goodwill	108
Purchased customer accounts and other	37
Total assets acquired	175
Fiduciary liabilities	(21)
Other current liabilities	(1)
Total liabilities assumed	(22)
Acquired non-controlling interest	(6)
Net assets acquired	$147
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful life of purchased customer accounts is 15 years.

Acquisition Earn-Out Payables

As of June 30, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Balance as of the beginning of the period	$203	$254	$249	$252
Additions to estimated acquisition earn-out payables	10	21	19	40
Payments for estimated acquisition earn-out payables	(45)	(47)	(96)	(64)
Subtotal	168	228	172	228
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(2)	—	(7)	(4)
Interest expense accretion	3	2	5	4
Net change in earnings from estimated acquisition earn-out payables	1	2	(2)	—
Foreign currency translation adjustments during the year	—	2	(1)	4
Balance as of June 30,	$169	$232	$169	$232

Of the $169 million of estimated acquisition earn-out payables as of June 30, 2024, $93 million was recorded as accounts payable and $76 million was recorded as other non-current liabilities. As of June 30, 2024, the maximum future acquisition contingency payments was $485 million. Six of the estimated acquisition earn-out payables assumed in connection with the acquisitions of GRP (Jersey) Holdco Limited and Kentro Capital Limited included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2024 is $4 million. The Company deems a significant increase to this amount to be unlikely.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

(in millions)	Retail (2)	Programs	Wholesale Brokerage	Total
Balance as of December 31, 2023	$4,870	$1,853	$618	$7,341
Goodwill of acquired businesses	94	—	1	95
Goodwill adjustment during measurement period (1)	6	1	6	13
Foreign currency translation adjustments during the year	(15)	(3)	—	(18)
Balance as of June 30, 2024	$4,955	$1,851	$625	$7,431

(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

(2)
The December 31, 2023 Retail balance includes $127 million of goodwill reclassified from the former Services segment as a result of our segment realignment.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	June 30, 2024				December 31, 2023
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$3,207	$(1,636)	$1,571	15	$3,138	$(1,549)	$1,589	15
Foreign currency translation adjustments during the year	(7)	1	(6)		34	(2)	32
Total	$3,200	$(1,635)	$1,565		$3,172	$(1,551)	$1,621

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for intangible assets for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 is estimated to be $172 million, $168 million, $162 million, $150 million, and $143 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	150	—
Current portion of 5-year term loan facility expires 2027	50	44
Current portion of 4.200% senior notes, semi-annual interest payments, balloon due 2024	500	500
Total current portion of long-term debt	725	569
Long-term debt:
Note agreements:
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	350	350
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598	598
5.650% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2034	599	—
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592	592
Total notes	2,839	2,240
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	181	194
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	100
3-year term loan facility, periodic interest payments, SOFR plus up to 1.625%, expires March 31, 2025	—	300
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	394	412
Total credit agreements	575	1,006
Debt issuance costs (contra)	(23)	(19)
Total long-term debt, less unamortized discount and debt issuance costs	3,391	3,227
Current portion of long-term debt	725	569
Total debt	$4,116	$3,796

Note agreements: On June 11, 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Senior Notes”). The net proceeds to the Company from the issuance of the 2034 Senior Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $593 million. The 2034 Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The 2034 Senior Notes will mature in June 2034. Interest on the 2034 Senior Notes will be payable semi-annually in arrears. The 2034 Senior Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the 2034 Senior Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the prospectus supplement for the 2034 Senior Notes being redeemed, plus accrued and unpaid interest thereon. The Company intends to use the net proceeds from the offering of the 2034 Senior Notes to redeem its 4.200% senior notes due September 2024 and for general corporate purposes. As of June 30, 2024 there was a total outstanding debt balance of $600 million exclusive of the associated discount balance on the 2034 Senior Notes.

The Company also maintains notes from other issuances aggregating to a total outstanding debt balance of $2,750 million exclusive of the associated discount balance as of June 30, 2024 and December 31, 2023.

Credit agreements: The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $800 million and $975 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there was no outstanding balance on the Revolving Credit Facility and as of December 31, 2023 there was a $100 million outstanding balance on the Revolving Credit Facility.

The credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2024 and December 31, 2023.

The 1-month Term SOFR Rate for the 5-year term loan facility expiring October 27, 2026 is 5.445%, the 1-month Term SOFR Rate for the 3-year term loan facility expiring March 31, 2025 is 5.444% and the 1-month Term SOFR Rate for the 5-year term loan facility expiring March 31, 2027 is 5.444% as of June 30, 2024. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following tables presents liabilities that are not measured at fair value on a recurring basis:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$500	$498	$500	$495
Long-term debt	$2,838	$2,573	$2,240	$1,993

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease assets	$192	$199
Total assets		192	199
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45	45
Non-current operating lease liabilities	Operating lease liabilities	180	179
Total liabilities		$225	$224

As of June 30, 2024, the Company has entered into future lease agreements expected to commence later in 2024 consisting of undiscounted lease liabilities of $1 million.

The components of lease cost for operating leases were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating leases:
Lease cost	$14	$14	$28	$29
Variable lease cost	1	1	2	2
Operating lease cost	15	15	30	31
Sublease income	—	—	(1)	(1)
Total lease cost net	$15	$15	$29	$30

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2024 were:

Weighted average remaining lease term in years	6.14
Weighted average discount rate	3.66%

Maturities of the operating lease liabilities by fiscal year at June 30, 2024 for the Company's operating leases are as follows:

(in millions)	Operating leases
2024 (Remainder)	$24
2025	53
2026	43
2027	35
2028	27
Thereafter	69
Total undiscounted lease payments	251
Less: imputed interest	26
Present value of lease payments	$225

Supplemental cash flow information for operating leases is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$15	$15	$30	$30
Right-of-use assets obtained in exchange for new operating liabilities	$13	$6	$25	$10

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the six months ended June 30, 2024, the Company had a minimal impact from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows.

Pursuant to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023, the Company is entitled to future consideration payments upon achievement of certain conditions in accordance with the terms of the sale agreement. During the second quarter of 2024, the Company received $57 million from the settlement of two of the contingent payments.

During the second quarter, the Company completed the issuance of the 2034 Senior Notes. The net proceeds to the Company from the issuance of the 2034 Senior Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $593 million. A portion of those proceeds totaling $395 million have been placed in short-term US Treasury Bills. These US Treasury Bills are presented as cash and cash equivalents on the Condensed Consolidated Balance Sheet as they will mature in less than 90 days from the date of the purchase. There was another $100 million placed in money market funds also presented as cash and cash equivalents on the Condensed Consolidated Balance Sheet due to their liquidity profile. The Company intends to use the cash to redeem its 4.200% senior notes due September 2024 and for general corporate purposes.

During 2023, the Company accrued for and deferred $91 million related to certain federal income tax payments. This deferral was allowed under Hurricane Idalia tax relief, which was announced by the Internal Revenue Service on August 30, 2023. These deferral of income tax payments were paid by the deadline of February 15, 2024. On March 15, 2023, the Company paid $31 million of accrued federal income tax payments originally due in the fourth quarter of 2022, which was deferred under a similar tax deferral announced by the Internal Revenue Service associated with Hurricane Ian which was announced on September 29, 2022. During the first quarter of 2024, the Company also made tax payments of approximately $30 million associated with the gain on disposal of certain third-party claims administration and adjusting services businesses sold in the fourth quarter of 2023.

Cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in millions)	2024	2023
Cash paid during the period for:
Interest	$94	$93
Income taxes, net of refunds	$267	$163

Significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in millions)	2024	2023
Other payables issued for agency acquisitions and purchased customer accounts	$7	$2
Estimated acquisition earn-out payables issued for agency acquisitions	$19	$40

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2024 and 2023.

(in millions)	June 30, 2024	December 31, 2023
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,587	$1,412
Non-restricted fiduciary cash	280	191
Total restricted and non-restricted fiduciary cash at the end of the period	$1,867	$1,603

The Company's fiduciary cash increased as of June 30, 2024 compared to December 31, 2023 due to growth in the business, normal seasonality and acquisition activity during 2024.

	Balance as of June 30,
(in millions)	2024	2023
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$1,107	$628
Fiduciary cash	1,867	1,635
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$2,974	$2,263

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

NOTE 12 Segment Information

Brown & Brown’s business is divided into three reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; (ii) the Programs segment, which primarily act as MGUs, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; and (iii) the Wholesale Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents.

Brown & Brown conducts most of its operations within the United States of America. International operations include retail operations based in Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom, managing general underwriter operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations earned $172 million and $129 million of total revenues for the three months ended June 30, 2024 and 2023, respectively. These operations earned $330 million and $247 million of total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

In the fourth quarter of 2023, the Company sold certain third-party claims administration and adjusting services businesses representing approximately 50% of the total revenues of the Services segment. As a result, beginning in fiscal year 2024, the Company operates three segments: Retail, Programs (formerly National Programs) and Wholesale Brokerage. Balances presented for the three and six months ended June 30, 2023 have been recast to align with the three-segment structure.

	Three months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$646	$359	$159	$14	$1,178
Investment income	1	5	1	15	22
Amortization	29	12	3	—	44
Depreciation	5	4	1	1	11
Interest expense	19	7	3	20	49
Income before income taxes	129	183	47	(13)	346
Total assets	8,676	4,723	1,659	886	15,944
Capital expenditures	20	6	1	—	27

	Three months ended June 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$591	$310	$139	$7	$1,047
Investment income	—	2	—	8	10
Amortization	28	11	3	(1)	41
Depreciation	5	3	1	1	10
Interest expense	22	9	3	14	48
Income before income taxes	106	124	38	(14)	254
Total assets	8,192	3,997	1,423	460	14,072
Capital expenditures	9	3	1	—	13

	Six months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$1,452	$657	$301	$25	$2,435
Investment income	2	10	2	26	40
Amortization	58	23	6	(1)	86
Depreciation	10	8	2	1	21
Interest expense	38	16	6	37	97
Income before income taxes	367	285	88	(28)	712
Total assets	8,676	4,723	1,659	886	15,944
Capital expenditures	27	10	1	1	39

	Six months ended June 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$1,324	$565	$262	$12	$2,163
Investment income	—	3	—	14	17
Amortization	56	22	6	(1)	83
Depreciation	10	6	2	2	20
Interest expense	44	19	6	26	95
Income before income taxes	320	199	69	(40)	548
Total assets	8,192	3,997	1,423	460	14,072
Capital expenditures	15	8	1	1	25

NOTE 13 Insurance Company Subsidiary Operations

The National Flood Insurance Program is a program administered by the Federal Emergency Management Agency (“FEMA”) whereby the Company sells and services NFIP flood insurance policies on behalf of FEMA and receives fees for its services. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies which are 100% ceded to a highly rated reinsurance carrier. The Company also operates two Captives for the purpose of facilitating additional underwriting capacity and to participate in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGU businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGU businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe ("CAT") per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned are as follows:

	Six months ended June 30, 2024
(in millions)	Written	Earned
Direct premiums - WNFIC	$475	$453
Ceded premiums - WNFIC	(475)	(453)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	128	67
Ceded premiums - Quota share captive	(22)	(39)
Net premiums - Quota share captive and excess of loss layer captive	106	28
Net premiums - Total	$106	$28

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.5% gross expense allowance from January 1, 2024 through June 30, 2024. For the same period, the Company ceded $473 million of written premiums to FEMA for NFIP policies and $2 million to highly rated carriers for excess flood policies.

As of June 30, 2024 the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $98 million and prepaid reinsurance premiums of $483 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2024 through June 30, 2024, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of June 30, 2024 was $98 million.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $42 million at June 30, 2024 and $39 million as of December 31, 2023. For the period from January 1, 2024 through June 30, 2024, WNFIC generated statutory net income of $9 million. For the period from January 1, 2023 through December 31, 2023, WNFIC generated statutory net income of $7 million. The maximum amount of ordinary dividends that WNFIC can pay in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On June 10, 2024, WNFIC paid an ordinary dividend of $7 million. The dividend was declared and approved by the WNFIC Board of Directors on May 28, 2024. On April 28, 2023, WNFIC paid an ordinary dividend of $3 million. The dividend was declared and approved by the WNFIC Board of Directors by consent on March 17, 2023. The maximum dividend payout that may be made in 2024 and without prior approval is $7 million.

In December 2021, the initial funding to capitalize the quota share Captive was $6 million. This capital in addition to earnings of $4 million through June 30, 2024 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the three months ended June 30, 2024, were $106 million and $27 million, respectively. For six months ended June 30, 2024 and 2023, the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $11 million, of which $3 million is related to the estimated insured losses with Hurricane Ian. As of June 30, 2024, reported insured losses associated with Hurricane Ian were $2 million. As of June 30, 2024, the Condensed Consolidated Balance Sheet contained deferred acquisitions costs of $63 million, reinsurance payable of $6 million and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $7 million. The first collateral release was received in March 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2024 with underlying reinsurance treaties effective from June 1, 2024 through May 31, 2025. This Captive’s maximum aggregate annual underwriting exposure is $2 million.

NOTE 14 Shareholders’ Equity

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

During the first quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on January 17, 2024 and paid on February 14, 2024 for a total of $38 million. During the second quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on April 22, 2024 and paid on May 15, 2024 for a total of $37 million.

On July 17, 2024 the Board of Directors approved a dividend of $0.1300 per share payable on August 14, 2024 to shareholders of record on August 7, 2024.

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

GENERAL

Company Overview — Second Quarter of 2024

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

We are a diversified insurance agency, wholesale brokerage and insurance programs organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also operate capitalized captive insurance facilities (the "Captives") for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting results. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs and limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits, or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase the value of insurable exposure units or a general decline in economic activity, could decrease the value or amount of insurable exposure units. Conversely, increasing costs of litigation settlements and/or awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on new business, customer retention and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

The term “core commissions and fees” excludes profit-sharing contingent commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The net change in core commissions and fees reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units, deductibles or insured limits; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; (iv) the net change in fees paid to us by our customers and (v) any businesses acquired or disposed of.

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

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Programs and Wholesale Brokerage segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance carriers and (ii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, in our automobile dealer services (“F&I”) businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs and fees for Medicare Set-aside services, Social Security disability services and Medicare benefits advocacy services. Fee revenues as a percentage of our total commissions and fees, were 23.9% in 2023 and 25.8% in 2022.

For the three months ended June 30, 2024, our total commissions and fees growth rate was 11.4%, and our consolidated Organic Revenue growth rate was 10.0%.

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

Income before income taxes for the three months ended June 30, 2024 increased from the second quarter of 2023 by $92 million or 36.2%, driven by net new business, increased investment income and profit-sharing contingent commissions, acquisitions completed in the past twelve months and the gain on disposal of certain businesses.

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

Non-GAAP Revenue Measures

•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first twelve months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period) and (iii) Foreign Currency Translation (as defined below). The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the second quarter of 2024, we acquired 660 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$1,118	$1,003	11.5%	$2,308	$2,084	10.7%
Profit-sharing contingent commissions	36	33	9.1%	82	60	36.7%
Investment income	22	10	120.0%	40	17	135.3%
Other income, net	2	1	100.0%	5	2	150.0%
Total revenues	1,178	1,047	12.5%	2,435	2,163	12.6%
EXPENSES
Employee compensation and benefits	585	530	10.4%	1,216	1,101	10.4%
Other operating expenses	173	162	6.8%	334	322	3.7%
Gain on disposal	(31)	—	NMF	(29)	(6)	NMF
Amortization	44	41	7.3%	86	83	3.6%
Depreciation	11	10	10.0%	21	20	5.0%
Interest	49	48	2.1%	97	95	2.1%
Change in estimated acquisition earn-out payables	1	2	(50.0)%	(2)	—	NMF
Total expenses	832	793	4.9%	1,723	1,615	6.7%
Income before income taxes	346	254	36.2%	712	548	29.9%
Income taxes	87	64	35.9%	159	122	30.3%
Net income before non-controlling interests	259	190	36.3%	553	426
Less: Net income attributable to non-controlling interests	2	—		3	—
Net income attributable to the Company	$257	$190	35.3%	$550	$426	29.1%
Income Before Income Taxes Margin (1)	29.4%	24.3%		29.2%	25.3%
EBITDAC - Adjusted (2)	$420	$358	17.3%	$885	$757	16.9%
EBITDAC Margin - Adjusted (2)	35.7%	34.2%		36.3%	35.0%
Organic Revenue growth rate (2)	10.0%	11.2%		9.3%	11.9%
Employee compensation and benefits relative to total revenues	49.7%	50.6%		49.9%	50.9%
Other operating expenses relative to total revenues	14.7%	15.5%		13.7%	14.9%
Capital expenditures	$27	$13	107.7%	$39	$25	56.0%
Total assets at June 30,				$15,944	$14,072	13.3%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended June 30, 2024 increased $118 million to $1,154 million, or 11.4%, over the same period in 2023. Core commissions and fees revenue for the second quarter of 2024 increased $115 million or 11.5%, composed of: (i) approximately $98 million of net new and renewal business, which reflects an Organic Revenue growth rate of 10.0%; (ii) $44 million from acquisitions that had no comparable revenues in the same period of 2023; (iii) an increase from the impact of Foreign Currency Translation of $1 million and (iv) an offsetting decrease of $28 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the second quarter of 2024 increased by $3 million, compared to the same period in 2023.

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the six months ended June 30, 2024, increased $246 million to $2,390 million, or 11.5%, over the same period in 2023. Core commissions and fees revenue for the six months ended June 30, 2024 increased $224 million or 10.7%, composed of: (i) approximately $189 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.3%; (ii) $85 million from acquisitions that had no comparable revenues in the same period of 2023; (iii) an increase from the impact of Foreign Currency Translation of $5 million and (iv) an offsetting decrease of $55 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the six months ended June 30, 2024 increased by $22 million, or 36.7%, compared to the same period in 2023. This increase was driven primarily by (i) improved underwriting results and qualifying for certain prior year profit-sharing contingent commissions in excess of estimates that we did not qualify for in the prior year and (ii) recent acquisitions.

Investment Income

Investment income for the three months ended June 30, 2024 increased $12 million, from the same period in 2023. Investment income for the six months ended June 30, 2024 increased $23 million, from the same period in 2023. The increases were primarily driven by higher average interest rates compared to the prior year.

Other Income

Other income for the three months ended June 30, 2024 increased $1 million to $2 million as compared to the same period in 2023 and other income for the six months ended June 30, 2024 increased by $3 million, or 150.0%, as compared to the same period in 2023. Other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.7% for the three months ended June 30, 2024 as compared to 50.6% for the three months ended June 30, 2023, and increased 10.4%, or $55 million. This increase included $20 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2023. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2024 and 2023 increased by $35 million, or 6.7%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth and (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company, partially offset by (iv) employee compensation and benefits associated with businesses divested in the fourth quarter of 2023.

Employee compensation and benefits expense as a percentage of total revenues was 49.9% for the six months ended June 30, 2024 as compared to 50.9% for the six months ended June 30, 2023, and increased 10.4%, or $115 million. This increase included $41 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2023. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2024 and 2023 increased by $74 million, or 6.7%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries and bonuses attributable to new hires; (ii) an increase in producer compensation associated with revenue growth and (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company, partially offset by (iv) employee compensation and benefits associated with businesses divested in the fourth quarter of 2023.

Other Operating Expenses

Other operating expenses represented 14.7% of total revenues for the second quarter of 2024, as compared to 15.5% for the second quarter of 2023. Other operating expenses for the second quarter of 2024 increased $11 million, or 6.8%, from the same period of 2023. This increase includes: (i) $8 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2023; (ii) increased information technology related costs; (iii) and to a lesser extent, increased variable costs associated with revenue growth, offset by (iv) other operating expenses associated with businesses divested in the fourth quarter of 2023.

Other operating expenses represented 13.7% of total revenues for the six months ended June 30, 2024, as compared to 14.9% for the six months ended June 30, 2023. Other operating expenses for the first six months of 2024 increased $12 million, or 3.7%, from the same period of 2023. This increase includes: (i) $17 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2023; (ii) increased information technology related costs; (iii) and to a lesser extent, increased variable costs associated with revenue growth, offset by (iv) the 1Q23 Nonrecurring Cost and (v) other operating expenses associated with businesses divested in the fourth quarter of 2023.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2024 increased $31 million from the second quarter of 2023. Gain on disposal for the six months ended June 30, 2024 increased $23 million from the six months ended June 30, 2023. Activity for (Gain)/Loss on disposal for the three and six months ended June 30, 2024 was primarily attributable to finalization of the gain associated with selling certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2024 increased $3 million, or 7.3%, compared to the second quarter of 2023. Amortization expense for the six months ended June 30, 2024 increased $3 million, or 3.6%, compared to the six months ended June 30, 2023. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the second quarter of 2024 increased $1 million, or 10.0%, compared to the second quarter of 2023. Depreciation expense for the six months ended June 30, 2024 increased $1 million, or 5.0%, compared to the six months ended June 30, 2023. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, net of the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the second quarter of 2024 increased $1 million, or 2.1%, compared to the second quarter of 2023. Interest expense for the six months ended June 30, 2024 increased $2 million, or 2.1%, compared to the first six months of 2023.

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

As of June 30, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Change in fair value of estimated acquisition earn-out payables	$(2)	$—	$(7)	$(4)
Interest expense accretion	3	2	5	4
Net change in earnings from estimated acquisition earn-out payables	$1	$2	$(2)	$—

For the three months and six months ended June 30, 2024, the fair value of estimated earn-out payables was re-evaluated and resulted in decreases of $2 million and $7 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income.

As of June 30, 2024, estimated acquisition earn-out payables totaled $169 million, of which $93 million was recorded as accounts payable and $76 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2024 and 2023 was 25.1% and 25.2%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2024 and 2023 was 22.3% and 22.4%, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate three reportable segments: Retail, Programs and Wholesale Brokerage. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, in evaluating the operational efficiency of a segment, management primarily focuses on the Organic Revenue growth rate and EBITDAC Margin.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2024 and 2023, and the growth rates for Organic Revenue for the three months ended June 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$643	$589	$353	$308	$158	$139	$1,154	$1,036
Total change	$54		$45		$19		$118
Total growth %	9.2%		14.6%		13.7%		11.4%
Profit-sharing contingent commissions	(7)	(15)	(25)	(15)	(4)	(3)	(36)	(33)
Core commissions and fees	$636	$574	$328	$293	$154	$136	$1,118	$1,003
Acquisitions	(21)	—	(20)	—	(3)	—	(44)	—
Dispositions	—	(2)	—	(26)	—	—	—	(28)
Foreign Currency Translation		1		—		—		1
Organic Revenue (2)	$615	$573	$308	$267	$151	$136	$1,074	$976
Organic Revenue growth (2)	$42		$41		$15		$98
Organic Revenue growth rate (2)	7.3%		15.4%		11.0%		10.0%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2023, including by segment, are as follows:

2023	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$589	$476	$308	$251	$139	$112	$1,036	$839
Total change	$113		$57		$27		$197
Total growth %	23.7%		22.7%		24.1%		23.5%
Profit-sharing contingent commissions	(15)	(10)	(15)	(10)	(3)	(2)	(33)	(22)
Core commissions and fees	$574	$466	$293	$241	$136	$110	$1,003	$817
Acquisition revenues	(87)	—	(8)	—	(13)	—	(108)	—
Dispositions		(5)	—	(5)	—	(2)	—	(12)
Foreign Currency Translation		—		—		—		—
Organic Revenue (2)	$487	$461	$285	$236	$123	$108	$895	$805
Organic Revenue growth (2)	$26		$49		$15		$90
Organic Revenue growth rate (2)	5.6%		20.8%		13.9%		11.2%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$1,446	$1,320	$645	$562	$299	$262	$2,390	$2,144
Total change	$126		$83		$37		$246
Total growth %	9.5%		14.8%		14.1%		11.5%
Profit-sharing contingent commissions	(21)	(30)	(51)	(23)	(10)	(7)	(82)	(60)
Core commissions and fees	$1,425	$1,290	$594	$539	$289	$255	$2,308	$2,084
Acquisitions	(39)	—	(40)	—	(6)	—	(85)	—
Dispositions	—	(3)	—	(51)	—	(1)	—	(55)
Foreign Currency Translation	—	4	—	—	—	1	—	5
Organic Revenue (2)	$1,386	$1,291	$554	$488	$283	$255	$2,223	$2,034
Organic Revenue growth (2)	$95		$66		$28		$189
Organic Revenue growth % (2)	7.4%		13.5%		11.0%		9.3%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2023, including by segment, are as follows:

2023	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$1,320	$1,091	$562	$438	$262	$215	$2,144	$1,744
Total change	$229		$124		$47		$400
Total growth %	21.0%		28.3%		21.9%		22.9%
Profit-sharing contingent commissions	(30)	(27)	(23)	(18)	(7)	(6)	(60)	(51)
Core commissions and fees	$1,290	$1,064	$539	$420	$255	$209	$2,084	$1,693
Acquisition revenues	(166)	—	(28)	—	(28)	—	(222)	—
Dispositions	—	(14)	—	(10)	—	(4)	—	(28)
Foreign Currency Translation	—	—	—	(1)	—	—	—	(1)
Organic Revenue (2)	$1,124	$1,050	$511	$409	$227	$205	$1,862	$1,664
Organic Revenue growth (2)	$74		$102		$22		$198
Organic Revenue growth % (2)	7.0%		24.9%		10.7%		11.9%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$646	$359	$159	$14	$1,178
Income before income taxes	129	183	47	(13)	346
Income Before Income Taxes Margin(1)	20.0%	51.0%	29.6%	NMF	29.4%
Amortization	29	12	3	—	44
Depreciation	5	4	1	1	11
Interest	19	7	3	20	49
Change in estimated acquisition earn-out payables	1	1	(1)	—	1
EBITDAC(2)	183	207	53	8	451
EBITDAC Margin(2)	28.3%	57.7%	33.3%	NMF	38.3%
(Gain)/loss on disposal	(2)	(29)	—	—	(31)
EBITDAC - Adjusted(2)	$181	$178	$53	$8	$420
EBITDAC Margin - Adjusted(2)	28.0%	49.6%	33.3%	NMF	35.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2023, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$591	$310	$139	$7	$1,047
Income before income taxes	106	124	38	(14)	254
Income Before Income Taxes Margin(1)	17.9%	40.0%	27.3%	NMF	24.3%
Amortization	28	11	3	(1)	41
Depreciation	5	3	1	1	10
Interest	22	9	3	14	48
Change in estimated acquisition earn-out payables	2	—	(2)	2	2
EBITDAC(2)	163	147	43	2	355
EBITDAC Margin(2)	27.6%	47.4%	30.9%	NMF	33.9%
(Gain)/loss on disposal	—	—	—	—	—
Acquisition/Integration Costs	3	—	—	—	3
1Q23 Nonrecurring Cost	—	—	—	—	—
EBITDAC - Adjusted(2)	$166	$147	$43	$2	$358
EBITDAC Margin - Adjusted(2)	28.1%	47.4%	30.9%	NMF	34.2%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$1,452	$657	$301	$25	$2,435
Income before income taxes	367	285	88	(28)	712
Income Before Income Taxes Margin(1)	25.3%	43.4%	29.2%	NMF	29.2%
Amortization	58	23	6	(1)	86
Depreciation	10	8	2	1	21
Interest	38	16	6	37	97
Change in estimated acquisition earn-out payables	—	1	(3)	—	(2)
EBITDAC(2)	473	333	99	9	914
EBITDAC Margin(2)	32.6%	50.7%	32.9%	NMF	37.5%
(Gain)/loss on disposal	(1)	(28)	—	—	(29)
EBITDAC - Adjusted(2)	$472	$305	$99	$9	$885
EBITDAC Margin - Adjusted(2)	32.5%	46.4%	32.9%	NMF	36.3%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2023, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$1,324	$565	$262	$12	$2,163
Income before income taxes	320	199	69	(40)	548
Income Before Income Taxes Margin(1)	24.2%	35.2%	26.3%	NMF	25.3%
Amortization	56	22	6	(1)	83
Depreciation	10	6	2	2	20
Interest	44	19	6	26	95
Change in estimated acquisition earn-out payables	(1)	—	(2)	3	—
EBITDAC(2)	429	246	81	(10)	746
EBITDAC Margin(2)	32.4%	43.5%	30.9%	NMF	34.5%
(Gain)/loss on disposal	—	(6)	—	—	(6)
Acquisition/Integration Costs	6	—	—	—	6
1Q23 Nonrecurring Cost	—	—	—	11.0	11.0
EBITDAC - Adjusted(2)	$435	$240	$81	$1	$757
EBITDAC Margin - Adjusted(2)	32.9%	42.5%	30.9%	NMF	35.0%

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

Financial information relating to our Retail segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$637	$575	10.8%	$1,427	$1,292	10.4%
Profit-sharing contingent commissions	7	15	(53.3%)	21	30	(30.0%)
Investment income	1	—	NMF	2	—	NMF
Other income, net	1	1	—%	2	2	—%
Total revenues	646	591	9.3%	1,452	1,324	9.7%
EXPENSES
Employee compensation and benefits	355	323	9.9%	755	686	10.1%
Other operating expenses	110	105	4.8%	225	209	7.7%
(Gain)/loss on disposal	(2)	—	NMF	(1)	—	NMF
Amortization	29	28	3.6%	58	56	3.6%
Depreciation	5	5	—%	10	10	—%
Interest	19	22	(13.6%)	38	44	(13.6%)
Change in estimated acquisition earn-out payables	1	2	(50.0%)	—	(1)	(100.0%)
Total expenses	517	485	6.6%	1,085	1,004	8.1%
Income before income taxes	$129	$106	21.7%	$367	$320	14.7%
Income Before Income Taxes Margin (1)	20.0%	17.9%		25.3%	24.2%
EBITDAC - Adjusted (2)	$181	$166	9.0%	$472	$435	8.5%
EBITDAC Margin - Adjusted (2)	28.0%	28.1%		32.5%	32.9%
Organic Revenue growth rate (2)	7.3%	5.6%		7.4%	7.0%
Employee compensation and benefits relative to total revenues	55.0%	54.7%		52.0%	51.8%
Other operating expenses relative to total revenues	17.0%	17.8%		15.5%	15.8%
Capital expenditures	$20	$9	122.2%	$27	$15	80.0%
Total assets at June 30,				$8,676	$8,192	5.9%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended June 30, 2024 increased 9.3%, or $55 million, as compared to the same period in 2023, to $646 million. The $62 million increase in core commissions and fees revenue was driven by: (i) approximately $21 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) an increase of $42 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $1 million and (iv) a decrease of $2 million related to commissions and fees recorded in 2023 from businesses since divested. Profit-sharing contingent commissions for the second quarter of 2024 decreased 53.3%, or $8 million, as compared to the same period in 2023, to $7 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2024, due to higher loss ratios experienced by our insurance carrier partners, that we qualified for in the prior year. The Retail segment’s total commissions and fees increased by 10.8%, and the Organic Revenue growth rate was 7.3% for the second quarter of 2024. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by increases in exposure units, as well as continued rate increases for property and casualty, employee benefits and auto.

Income before income taxes for the three months ended June 30, 2024 increased 21.7%, or $23 million, as compared to the same period in 2023, to $129 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense and (ii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended June 30, 2024 increased 9.0%, or $15 million, as compared to the same period in 2023, to $181 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2024 decreased to 28.0% from 28.1% in the same period in 2023. The decrease in EBITDAC Margin - Adjusted was primarily driven by: (i) a decrease in profit-sharing contingent commissions and, to a lesser extent, (ii) higher non-cash stock-based compensation and (iii) higher performance-based compensation associated with the increased level of Organic Revenue growth which was partially offset by (iv) the net increase in revenue as described above and (v) leveraging our expense base.

The Retail segment’s total revenues for the six months ended June 30, 2024 increased 9.7%, or $128 million, as compared to the same period in 2023, to $1,452 million. The $135 million increase in core commissions and fees revenue was driven by: (i) approximately $39 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) an increase of $95 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $4 million and (iv) an offsetting decrease of $3 million related to commissions and fees recorded in 2023 from businesses since divested. Profit-sharing contingent commissions for the six months of 2024 decreased 30.0%, or $9 million, as compared to the same period in 2023, to $21 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2024, due to higher loss ratios experienced by our insurance carrier partners, that we qualified for in the prior year. The Retail segment’s total commissions and fees increased by 10.4%, and the Organic Revenue growth rate was 7.4% for the first six months of 2024. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases with continued increases in property and casualty, employee benefits and auto.

Income before income taxes for the six months ended June 30, 2024 increased 14.7%, or $47 million, as compared to the same period in 2023, to $367 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense and (ii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the six months ended June 30, 2024 increased 8.5%, or $37 million, as compared to the same period in 2023, to $472 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2024 decreased to 32.5% from 32.9% in the same period in 2023. The decrease in EBITDAC Margin - Adjusted was primarily driven by: (i) a decrease in profit-sharing contingent commissions and, to a lesser extent, (ii) higher non-cash stock-based compensation and (iii) higher performance-based compensation associated with increased level of Organic Revenue growth, which was partially offset by, (iv) the net increase in revenue as described above and (v) leveraging our expense base.

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

Financial information relating to our Programs segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$328	$293	11.9%	$594	$539	10.2%
Profit-sharing contingent commissions	25	15	66.7%	51	23	121.7%
Investment income	5	2	150.0%	10	3	NMF
Other income, net	1	—	NMF	2	—	NMF
Total revenues	359	310	15.8%	657	565	16.3%
EXPENSES
Employee compensation and benefits	111	101	9.9%	219	204	7.4%
Other operating expenses	70	62	12.9%	133	121	9.9%
(Gain)/loss on disposal	(29)	—	NMF	(28)	(6)	NMF
Amortization	12	11	9.1%	23	22	4.5%
Depreciation	4	3	33.3%	8	6	33.3%
Interest	7	9	(22.2)%	16	19	(15.8)%
Change in estimated acquisition earn-out payables	1	—	NMF	1	—	NMF
Total expenses	176	186	(5.4)%	372	366	1.6%
Income before income taxes	$183	$124	47.6%	$285	$199	43.2%
Income Before Income Taxes Margin (1)	51.0%	40.0%		43.4%	35.2%
EBITDAC - Adjusted (2)	$178	$147	21.1%	$305	$240	27.1%
EBITDAC Margin - Adjusted (2)	49.6%	47.4%		46.4%	42.5%
Organic Revenue growth rate (2)	15.4%	20.8%		13.5%	24.9%
Employee compensation and benefits relative to total revenues	30.9%	32.6%		33.3%	36.1%
Other operating expenses relative to total revenues	19.5%	20.0%		20.2%	21.4%
Capital expenditures	$6	$3	100.0%	$10	$8	25.0%
Total assets at June 30,				$4,723	$3,997	18.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Programs segment’s total revenues for the three months ended June 30, 2024 increased 15.8%, or $49 million, as compared to the same period in 2023, to $359 million. The $35 million increase in core commissions and fees revenue was driven by: (i) approximately $20 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) approximately $41 million of net new business, renewal business, and fee revenues and (iii) an offsetting decrease of $26 million related to commissions and fees revenue from businesses divested in the preceding twelve months. Profit-sharing contingent commissions for the second quarter of 2024 increased approximately $10 million as compared to the second quarter of 2023. This increase was driven by improved underwriting results, qualifying for certain contingent commissions that we did not qualify for in the prior year, increased written premium and acquisitions completed in the past twelve months.

The Programs segment’s total commissions and fees increased by 11.9%, and the Organic Revenue growth rate was 15.4% for the three months ended June 30, 2024. The Organic Revenue growth was driven by strong new business, good retention and a growth incentive received for one of our programs.

Income before income taxes for the three months ended June 30, 2024 increased 47.6%, or $59 million, as compared to the same period in 2023, to $183 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with the gain on disposal of certain businesses.

EBITDAC - Adjusted for the three months ended June 30, 2024 increased 21.1%, or $31 million, from the same period in 2023, to $178 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2024 increased to 49.6% from 47.4% in the same period in 2023. EBITDAC - Adjusted grew due to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023, higher profit-sharing contingent commissions, and leveraging our expense base.

The Programs segment’s total revenues for the six months ended June 30, 2024 increased 16.3%, or $92 million, as compared to the same period in 2023, to $657 million. The $55 million increase in core commissions and fees revenue was driven by: (i) approximately $66 million of net new renewal business and fee revenues; (ii) an offsetting decrease of $51 million related to commissions and fees revenue from business divested in the preceding 12 months and (iii) $40 million from acquisitions that had no comparable revenues in the same period of 2023. Profit-sharing contingent commissions for the six months ended June 30, 2023 increased approximately $28 million, or by 121.7%, as compared to the same period in 2023. This increase was driven by qualifying for certain contingent commissions that we did not qualify for in the prior year from greater written premium, favorable loss ratios, prior year adjustments and acquisitions.

The Programs segment’s total commissions and fees increased by 10.2%, and the Organic Revenue growth rate was 13.5%, for the six months ended June 30, 2024. The Organic Revenue growth was driven primarily by strong net new business across most of our Programs and good retention, a growth incentive received for one of our programs and offset by nonrecurring claims revenue in the prior year.

Income before income taxes for the six months ended June 30, 2024 increased 43.2%, or $86 million, from the same period in 2023, to $285 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with the gain on disposal of certain businesses.

EBITDAC - Adjusted for the six months ended June 30, 2024 increased 27.1%, or $65 million, as compared to the same period in 2023, to $305 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2024 increased to 46.4% from 42.5% in the same period in 2023. EBITDAC - Adjusted increased due the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023, higher profit-sharing contingent commissions, and leveraging our expense base.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 86% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change

REVENUES
Core commissions and fees	$154	$136	13.2%	$289	$255	13.3%
Profit-sharing contingent commissions	4	3	33.3%	10	7	42.9%
Investment income	1	—	NMF	2	—	NMF
Other income, net	—	—	—%	—	—	—%
Total revenues	159	139	14.4%	301	262	14.9%
EXPENSES
Employee compensation and benefits	82	72	13.9%	158	139	13.7%
Other operating expenses	24	24	—%	44	42	4.8%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	3	3	—%	6	6	—%
Depreciation	1	1	—%	2	2	—%
Interest	3	3	—%	6	6	—%
Change in estimated acquisition earn-out payables	(1)	(2)	(50.0%)	(3)	(2)	50.0%
Total expenses	112	101	10.9%	213	193	10.4%
Income before income taxes	$47	$38	23.7%	$88	$69	27.5%
Income Before Income Taxes Margin (1)	29.6%	27.3%		29.2%	26.3%
EBITDAC - Adjusted (2)	$53	$43	23.3%	$99	$81	22.2%
EBITDAC Margin - Adjusted (2)	33.3%	30.9%		32.9%	30.9%
Organic Revenue growth rate (2)	11.0%	13.9%		11.0%	10.7%
Employee compensation and benefits relative to total revenues	51.6%	51.8%		52.5%	53.1%
Other operating expenses relative to total revenues	15.1%	17.3%		14.6%	16.0%
Capital expenditures	$1	$1	NMF	$1	$1	—%
Total assets at June 30,				$1,659	$1,423	16.6%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended June 30, 2024 increased 14.4%, or $20 million, as compared to the same period in 2023, to $159 million. The $18 million net increase in core commissions and fees revenue was driven primarily by: (i) $15 million related to net new and renewal business and (ii) $3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023. Profit-sharing contingent commissions for the second quarter of 2024 increased $1 million compared to the second quarter of 2023, driven by acquired businesses in the last year. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.2%, and the Organic Revenue growth rate was 11.0% for the second quarter of 2024. The Organic Revenue growth rate was driven by strong new business and good retention, as well as a combination of rate and exposure unit increases.

Income before income taxes for the three months ended June 30, 2024 increased 23.7%, or $9 million, as compared to the same period in 2023, to $47 million due to: (i) the growth of EBITDAC - Adjusted described below and (ii) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended June 30, 2024 increased 23.3%, or $10 million, as compared to the same period in 2023, to $53 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2024 increased to 33.3% from 30.9%, as compared to the same period in 2023. EBITDAC Margin - Adjusted increased due to: (i) certain nonrecurring operating expenses in the prior year; (ii) total revenues growth and (iii) leveraging our expense base.

The Wholesale Brokerage segment’s total revenues for the six months ended June 30, 2024 increased 14.9%, or $39 million, as compared to the same period in 2023, to $301 million. The $34 million net increase in core commissions and fees revenue was driven primarily by: (i) $28 million related to net new and renewal business and (ii) $6 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023. Profit-sharing contingent commissions for the first six months of 2024 increased approximately $3 million compared to the same period of 2023. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.3%, and the Organic Revenue growth rate was 11.0% for the first six months of 2024. The Organic Revenue growth rate was driven by strong new business and good retention, as well as a combination of rate and exposure unit increases.

Income before income taxes for the six months ended June 30, 2024 increased 27.5%, or $19 million, as compared to the same period in 2023, to $88 million due to: (i) the growth of EBITDAC - Adjusted described below and (ii) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the six months ended June 30, 2024 increased 22.2%, or $18 million, as compared to the same period in 2023, to $99 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2024 increased to 32.9% from 30.9% in the same period in 2023 due to: (i) certain nonrecurring operating expenses in the prior year; (ii) total revenues growth and (iii) leveraging our expense base.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility, which as of June 30, 2024 provided up to $800 million in available cash.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,700 million of incremental borrowing capacity as of June 30, 2024.

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

Contractual Cash Obligations

As of June 30, 2024, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,150	$725	$575	$350	$2,500
Other liabilities	230	14	24	19	173
Operating leases (1)	251	50	87	55	59
Interest obligations	1,658	178	303	238	939
Maximum future acquisition contingent payments (2)	485	212	203	65	5
Total contractual cash obligations (3)	$6,774	$1,179	$1,192	$727	$3,676

(1)
Includes $1.0 million of future lease commitments expected to commence later in 2024.
(2)
Includes $169 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Six of the estimated acquisition earn-out payables assumed in connection with the acquisitions of GRP (Jersey) Holdco Limited and Kentro Capital Limited included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2024 is $4 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $37 million of current liability for a dividend of $0.1300 per share approved by the Board of Directors on July 17, 2024.

Debt

Total debt at June 30, 2024 was $4,116 million net of unamortized discount and debt issuance costs, which was an increase of $320 million compared to December 31, 2023. The increase includes: the issuance of $600 million senior notes and the amortization of discounted debt related to our various unsecured senior notes, and debt issuance cost amortization of $2 million; offset by the repayment of $275 million in floating rate debt balances and the addition of deferred financing costs and discount on debt of $7 million.

During the six months ended June 30, 2024, the Company repaid $13 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $206 million as of June 30, 2024. The Company's next scheduled principal payment is due September 30, 2024 and is equal to $6 million.

During the six months ended June 30, 2024, the Company repaid $13 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $444 million as of June 30, 2024. The Company’s next scheduled principal payment is due September 30, 2024 and is equal to $13 million.

On February 13, 2024, the Company drew down on the Revolving Credit Facility $150 million, and the proceeds were used for general corporate purposes. During the six months ended June 30, 2024, the Company repaid $250 million of the outstanding balance on the Revolving Credit Facility. The Revolving Credit Facility had no outstanding balance as of June 30, 2024.

On June 11, 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.650% senior notes due 2034 (the “2034 Senior Notes”). The net proceeds to the Company from the issuance of the 2034 Senior Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $593 million. The 2034 Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The 2034 Senior Notes will mature in June 2034. Interest on the 2034 Senior Notes will be payable semi-annually in arrears. The 2034 Senior Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the 2034 Senior Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the prospectus supplement for the 2034 Senior Notes being redeemed, plus accrued and unpaid interest thereon. The Company intends to use the net proceeds from the offering of the 2034 Senior Notes to redeem its 4.200% senior notes due September 2024, and for general corporate purposes. As of June 30, 2024 there was a total outstanding debt balance of $600 million exclusive of the associated discount balance on the 2034 Senior Notes.

During the six months ended June 30, 2024, the Company repaid $150 million of principal related to the Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”). The Term A-1 Loans had an outstanding balance of $150 million as of June 30, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at June 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2024, we had $800 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of June 30, 2024, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2024. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2024, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2024:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
April 1, 2024 to April 30, 2024	2,189	$81.50	—	$249
May 1, 2024 to May 31, 2024	206	83.50	—	249
June 1, 2024 to June 30, 2024	—	—	—	249
Total	2,395	$81.67	—	$249

(1)
All shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our 2010 Stock Incentive Plan and 2019 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400.0 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249.5 million. Between January 1, 2014 and June 30, 2024, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the second quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

1.1

Underwriting Agreement, dated as of June 4, 2024 among Brown & Brown, Inc. and BofA Securities, Inc., BMO Capital Markets Corp., J.P. Morgan Securities LLC and Truist Securities, Inc., as representatives of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 4, 2024).

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

4.1	Fifth Supplemental Indenture, dated as of June 11, 2024, between Brown & Brown, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association).

4.2	Form of Brown & Brown, Inc.'s 5.650% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 11, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 22, 2024	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)