Form 10-Q
period 2024-09-30
BROWN & BROWN, INC.
filed 2024-10-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§-232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 25, 2024 was 285,958,390.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
REVENUES
Commissions and fees	$1,155	$1,049	$3,545	$3,193
Investment income	31	17	71	34
Other income, net	—	2	6	4
Total revenues	1,186	1,068	3,622	3,231
EXPENSES
Employee compensation and benefits	607	532	1,823	1,633
Other operating expenses	165	168	499	490
Gain on disposal	(1)	(3)	(30)	(9)
Amortization	45	41	131	123
Depreciation	11	10	33	30
Interest	50	48	147	143
Change in estimated acquisition earn-out payables	(8)	30	(9)	30
Total expenses	869	826	2,594	2,440
Income before income taxes	317	242	1,028	791
Income taxes	78	66	237	189
Net income before non-controlling interests	239	176	791	602
Less: Net income attributable to non-controlling interests	5	—	8	—
Net income attributable to the Company	$234	$176	$783	$602
Net income per share:
Basic	$0.82	$0.62	$2.75	$2.12
Diluted	$0.81	$0.62	$2.73	$2.11

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income attributable to the Company	$234	$176	$783	$602
Foreign currency translation gain/(loss)	172	(77)	144	21
Comprehensive income attributable to the Company	$406	$99	$927	$623

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$957	$700
Fiduciary cash	1,744	1,603
Short-term investments	11	11
Commission, fees and other receivables	917	790
Fiduciary receivables	961	1,125
Reinsurance recoverable	2,036	125
Prepaid reinsurance premiums	539	462
Other current assets	314	314
Total current assets	7,479	5,130
Fixed assets, net	309	270
Operating lease assets	192	199
Goodwill	7,577	7,341
Amortizable intangible assets, net	1,582	1,621
Investments	21	21
Other assets	365	301
Total assets	$17,525	$14,883
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$2,705	$2,727
Losses and loss adjustment reserve	2,044	131
Unearned premiums	625	462
Accounts payable	329	459
Accrued expenses and other liabilities	597	608
Current portion of long-term debt	225	569
Total current liabilities	6,525	4,956
Long-term debt less unamortized discount and debt issuance costs	3,367	3,227
Operating lease liabilities	181	179
Deferred income taxes, net	638	616
Other liabilities	334	326
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 306 shares and outstanding 286 shares at 2024, issued 304 shares and outstanding 285 shares at 2023, respectively	31	30
Additional paid-in capital	1,095	1,027
Treasury stock, at cost 20 shares at 2024 and 2023	(748)	(748)
Accumulated other comprehensive loss	125	(19)
Non-controlling interests	16	—
Retained earnings	5,961	5,289
Total equity	6,480	5,579
Total liabilities and equity	$17,525	$14,883

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293	1	294
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				8	9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.1300 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787
Net income						256	2	258
Foreign currency translation					4			4
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Directors			1					1
Cash dividends paid ($0.1300 per share)						(36)		(36)
Balance at June 30, 2024	285	$30	$1,027	$(748)	$(47)	$5,764	$11	$6,037
Net income						234	5	239
Foreign currency translation					172			172
Shares issued - employee stock compensation plans:
Employee stock purchase plan	1	1	46					47
Stock incentive plans			22					22
Cash dividends paid ($0.1300 per share)						(37)		(37)
Balance at September 30, 2024	286	$31	$1,095	$(748)	$125	$5,961	$16	$6,480

Balance at December 31, 2022	283	$30	$920	$(748)	$(148)	$4,553	$—	$4,607
Net income						236		236
Foreign currency translation					47			47
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans	1		21					21
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(36)					(36)
Cash dividends paid ($0.1150 per share)						(33)		(33)
Balance at March 31, 2023	284	$30	$908	$(748)	$(101)	$4,756	$—	$4,845
Net income						190		190
Foreign currency translation					51			51
Shares issued - employee stock compensation plans:
Employee stock purchase plan			2					2
Stock incentive plans			19					19
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(3)					(3)
Cash dividends paid ($0.1150 per share)						(32)		(32)
Balance at June 30, 2023	284	$30	$927	$(748)	$(50)	$4,914	$—	$5,073
Net income						176		176
Foreign currency translation					(77)			(77)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			43					43
Stock incentive plans			18					18
Agency acquisition			(1)					(1)
Cash dividends paid ($0.1150 per share)						(33)		(33)
Balance at September 30, 2023	284	$30	$987	$(748)	$(127)	$5,057	$—	$5,199

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before non-controlling interests	$791	$602
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	131	123
Depreciation	33	30
Non-cash stock-based compensation	77	67
Change in estimated acquisition earn-out payables	(9)	30
Deferred income taxes	(11)	(1)
Amortization of debt discount and disposal of deferred financing costs	3	3
Net gain on sales/disposals of investments, businesses, fixed assets and customer accounts	(29)	(11)
Payments on acquisition earn-outs in excess of original estimated payables	(35)	(18)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(119)	(83)
Reinsurance recoverable (increase) decrease	(1,911)	612
Prepaid reinsurance premiums (increase) decrease	(77)	(110)
Other assets (increase) decrease	(81)	(87)
Losses and loss adjustment reserve increase (decrease)	1,913	(609)
Unearned premiums increase (decrease)	163	118
Accounts payable increase (decrease)	(9)	163
Accrued expenses and other liabilities increase (decrease)	(17)	(41)
Other liabilities increase (decrease)	—	(84)
Net cash provided by operating activities	813	704
Cash flows from investing activities:
Additions to fixed assets	(62)	(38)
Payments for businesses acquired, net of cash acquired	(118)	(163)
Proceeds from sales of businesses, fixed assets and customer accounts	60	8
Purchases of investments	(5)	(6)
Proceeds from sales of investments	6	6
Net cash used in investing activities	(119)	(193)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	83	117
Payments on acquisition earn-outs	(100)	(57)
Proceeds from long-term debt	599	—
Payments on long-term debt	(700)	(238)
Deferred debt issuance costs	(5)	—
Borrowings on revolving credit facility	150	170
Payments on revolving credit facility	(250)	(170)
Issuances of common stock for employee stock benefit plans	44	41
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(54)	(40)
Cash dividends paid	(111)	(98)
Other financing activities	3	—
Net cash used in financing activities	(341)	(275)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	45	2
Net increase in cash and cash equivalents inclusive of fiduciary cash	398	238
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,303	2,033
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,701	$2,271

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

Recently Issued Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures." This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU will require additional disclosures in Note 12 of these Notes to Condensed Consolidated Financial Statements but will not have a material impact on the Consolidated Condensed Financial Statements.

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

Recently Adopted Accounting Standards

None

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$444	$249	$129	$—	$822
Fees (2)	158	67	26	—	251
Other supplemental commissions (3)	29	1	2	—	32
Profit-sharing contingent commissions (4)	8	7	12	—	27
Earned premium (5)	—	23	—	—	23
Investment income (6)	2	6	2	21	31
Other income, net (7)	—	—	—	—	—
Total revenues	$641	$353	$171	$21	$1,186

	Three months ended September 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$412	$189	$121	$(1)	$721
Fees (2)	150	87	21	—	258
Other supplemental commissions (3)	29	1	1	—	31
Profit-sharing contingent commissions (4)	9	12	6	—	27
Earned premium (5)	—	12	—	—	12
Investment income (6)	—	4	1	12	17
Other income, net (7)	2	—	—	—	2
Total revenues	$602	$305	$150	$11	$1,068

	Nine months ended September 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$1,440	$696	$369	$—	$2,505
Fees (2)	469	177	71	(1)	716
Other supplemental commissions (3)	148	8	6	—	162
Profit-sharing contingent commissions (4)	30	58	22	—	110
Earned premium (5)	—	52	—	—	52
Investment income (6)	3	17	4	47	71
Other income, net (7)	3	2	—	1	6
Total revenues	$2,093	$1,010	$472	$47	$3,622

	Nine months ended September 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$1,297	$543	$336	$—	$2,176
Fees (2)	446	246	59	(3)	748
Other supplemental commissions (3)	139	5	3	—	147
Profit-sharing contingent commissions (4)	40	35	13	—	88
Earned premium (5)	—	34	—	—	34
Investment income (6)	—	7	1	26	34
Other income, net (7)	4	—	—	—	4
Total revenues	$1,926	$870	$412	$23	$3,231

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
U.S.	$1,031	$941	$3,136	$2,857
U.K.	133	106	408	309
Republic of Ireland	9	9	33	31
Canada	10	10	29	25
Other	3	2	16	9
Total revenues	$1,186	$1,068	$3,622	$3,231

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2024 and December 31, 2023 were as follows:

(in millions)	September 30, 2024	December 31, 2023
Contract assets	$575	$473
Contract liabilities	$117	$113

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2023 is due to normal seasonality, growth in the business and from businesses acquired in the current year.

Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than twelve months and in other liabilities for those to be recognized more than twelve months from the date presented in the Company's Condensed Consolidated Balance Sheets.

As of September 30, 2024, deferred revenue consisted of $78 million as the current portion to be recognized within one year and $39 million in long-term to be recognized beyond one year. As of December 31, 2023, deferred revenue consisted of $78 million as the current portion to be recognized within one year and $35 million in long-term deferred revenue to be recognized beyond one year.

During the nine months ended September 30, 2024 and 2023, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $17 million and $26 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $114 million and $96 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, the Company deferred $24 million of incremental cost to obtain customer contracts. The Company recorded an expense of $6 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2024.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 was $120 million. The cost to fulfill balance as of December 31, 2023 was $123 million. For the nine months ended September 30, 2024, the Company had net expense of $7 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to the Company	$234	$176	$783	$602
Net income attributable to unvested awarded performance stock	(3)	(3)	(9)	(9)
Net income attributable to common shares	$231	$173	$774	$593
Weighted average number of common shares outstanding – basic	286	284	285	284
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4)	(4)	(4)	(4)
Weighted average number of common shares outstanding for basic net income per common share	282	280	281	280
Dilutive effect of potentially issuable common shares	2	1	2	1
Weighted average number of shares outstanding – diluted	284	281	283	281
Net income per share:
Basic	$0.82	$0.62	$2.75	$2.12
Diluted	$0.81	$0.62	$2.73	$2.11

NOTE 5 Business Combinations

During the nine months ended September 30, 2024, Brown & Brown acquired all of the stock of seven insurance intermediaries, purchased assets and assumed certain liabilities of eleven insurance intermediaries, and purchased four books of business (customer accounts) for a total of 22 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”).

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

For the nine months ended September 30, 2024, adjustments were made within the permitted measurement period for the following: an increase to total consideration of $9 million, an increase to fiduciary assets and fiduciary liabilities of $20 million, increase to non-controlling interest of $6 million, increase in amortizable intangible assets of $11 million, decrease to other net assets of $3 million and net increase in goodwill of $7 million. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2024 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments had no effect on earnings or cash in the current period.

Subsequent to September 30, 2024, the Company completed one acquisition with total consideration in excess of $50 million. The maximum purchase price for the acquisition is $74 million.

Certain disclosures have not been presented as the effect of the acquisitions were not material to the Company's financial results.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the nine months ended September 30, 2024 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Other (1)
Cash paid	$145
Other payable	14
Recorded earn-out payable	28
Total consideration	187
Maximum potential earn-out payable	54
Allocation of purchase price:
Cash and equivalents	6
Fiduciary cash	21
Fiduciary receivables	1
Other current assets	7
Goodwill	127
Purchased customer accounts and other	60
Other assets	2
Total assets acquired	224
Fiduciary liabilities	(22)
Other current liabilities	(2)
Deferred income tax, net	(7)
Total liabilities assumed	(31)
Acquired non-controlling interest	(6)
Net assets acquired	$187
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful life of purchased customer accounts is 15 years.

Acquisition Earn-Out Payables

As of September 30, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Balance as of the beginning of the period	$169	$231	$249	$252
Additions to estimated acquisition earn-out payables	8	11	28	50
Payments for estimated acquisition earn-out payables	(38)	(11)	(135)	(74)
Subtotal	139	231	142	228
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(9)	28	(15)	23
Interest expense accretion	1	2	6	7
Net change in earnings from estimated acquisition earn-out payables	(8)	30	(9)	30
Foreign currency translation adjustments during the year	6	(3)	4	—
Balance as of September 30,	$137	$258	$137	$258

Of the $137 million of estimated acquisition earn-out payables as of September 30, 2024, $73 million was recorded as accounts payable and $64 million was recorded as other non-current liabilities. As of September 30, 2024, the maximum future acquisition contingency payments was $460 million. Six of the estimated acquisition earn-out payables include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2024 is $4 million. The Company deems a significant increase to this amount to be unlikely.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2024 are as follows:

(in millions)	Retail (2)	Programs	Wholesale Brokerage	Total
Balance as of December 31, 2023	$4,870	$1,853	$618	$7,341
Goodwill of acquired businesses	119	—	1	120
Goodwill adjustment during measurement period (1)	(37)	38	6	7
Foreign currency translation adjustments during the year	80	22	7	109
Balance as of September 30, 2024	$5,032	$1,913	$632	$7,577

(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

(2)
The December 31, 2023 Retail segment balance includes $127 million of goodwill reclassified from the former Services segment as a result of our segment realignment.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	September 30, 2024				December 31, 2023
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$3,229	$(1,681)	$1,548	15	$3,138	$(1,549)	$1,589	15
Foreign currency translation adjustments during the year	39	(5)	34		34	(2)	32
Total	$3,268	$(1,686)	$1,582		$3,172	$(1,551)	$1,621

(1)
Weighted average life calculated as of the date of acquisition.

Amortization expense for intangible assets for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 is estimated to be $173 million, $170 million, $164 million, $151 million, and $145 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	150	—
Current portion of 5-year term loan facility expires 2027	50	44
Current portion of 4.200% senior notes, semi-annual interest payments, balloon due 2024	—	500
Total current portion of long-term debt	225	569
Long-term debt:
Note agreements:
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	350	350
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598	598
5.650% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2034	599	—
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592	592
Total notes	2,839	2,240
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	175	194
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	100
3-year term loan facility, periodic interest payments, SOFR plus up to 1.625%, expires March 31, 2025	—	300
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	375	412
Total credit agreements	550	1,006
Debt issuance costs (contra)	(22)	(19)
Total long-term debt, less unamortized discount and debt issuance costs	3,367	3,227
Current portion of long-term debt	225	569
Total debt	$3,592	$3,796

Note agreements: On June 11, 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Senior Notes”). The net proceeds to the Company from the issuance of the 2034 Senior Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $593 million. The 2034 Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The 2034 Senior Notes will mature in June 2034. Interest on the 2034 Senior Notes will be payable semi-annually in arrears. The 2034 Senior Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the 2034 Senior Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the prospectus supplement for the 2034 Senior Notes being redeemed, plus accrued and unpaid interest thereon. In September 2024, the Company used a portion of the proceeds from the 2034 Senior Notes to repay $500 million of the 4.200% senior notes due September 2024. In June 2024, the Company also used $100 million of the proceeds to repay a portion of an outstanding term loan balance. As of September 30, 2024 there was a total outstanding debt balance of $600 million exclusive of the associated discount balance on the 2034 Senior Notes.

The Company also maintains notes from other issuances aggregating to a total outstanding debt balance of $2,250 million exclusive of the associated discount balance as of September 30, 2024, and $2,750 million exclusive of the associated discount balance as of December 31, 2023.

Credit agreements: The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $775 million and $975 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, there was no outstanding balance on the Revolving Credit Facility and as of December 31, 2023 there was a $100 million outstanding balance on the Revolving Credit Facility.

The credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2024 and December 31, 2023.

The 1-month Term SOFR Rate for the 5-year term loan facility expiring October 27, 2026 is 4.945%, the 1-month Term SOFR Rate for the 3-year term loan facility expiring March 31, 2025 is 4.945% and the 1-month Term SOFR Rate for the 5-year term loan facility expiring March 31, 2027 is 4.945% as of September 30, 2024. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Subsequent to September 30, 2024, the Company exercised a draw down on the Revolving Credit Facility for $350 million in connection with the acquisition of Quintes Holding B.V.

Fair value information about financial instruments not measured at fair value

The following tables presents liabilities that are not measured at fair value on a recurring basis:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$—	$—	$500	$495
Long-term debt	$2,839	$2,711	$2,240	$1,993

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease assets	$192	$199
Total assets		192	199
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	45	45
Non-current operating lease liabilities	Operating lease liabilities	181	179
Total liabilities		$226	$224

The components of lease cost for operating leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Operating leases:
Lease cost	$16	$14	$44	$43
Variable lease cost	2	1	4	3
Operating lease cost	18	15	48	46
Sublease income	—	—	(1)	(1)
Total lease cost net	$18	$15	$47	$45

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2024 were:

Weighted average remaining lease term in years	6.08
Weighted average discount rate	3.78%

Maturities of the operating lease liabilities by fiscal year at September 30, 2024 for the Company's operating leases are as follows:

(in millions)	Operating leases
2024 (Remainder)	$10
2025	55
2026	45
2027	38
2028	30
Thereafter	75
Total undiscounted lease payments	253
Less: imputed interest	27
Present value of lease payments	$226

Supplemental cash flow information for operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$16	$15	$45	$45
Right-of-use assets obtained in exchange for new operating liabilities	$11	$6	$35	$16

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the nine months ended September 30, 2024, the Company had an impact of $45 million from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows due to the change in currency exchange rates primarily for British pounds.

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

As of September 30, 2024, the Company has accrued for and deferred approximately $50 million related to our third quarter federal income tax payment due to Hurricane Debby tax relief, which was announced by the Internal Revenue Service on August 9, 2024. In addition, the Internal Revenue Service announced on October 11, 2024, that as a result of Hurricane Milton, the fourth quarter federal income taxes are also permissible to be deferred. The deadline to pay these deferred tax payments is May 1, 2025.

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

Cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in millions)	2024	2023
Cash paid during the period for:
Interest	$162	$167
Income taxes, net of refunds	$289	$183

Significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in millions)	2024	2023
Other payables issued for agency acquisitions and purchased customer accounts	$14	$5
Estimated acquisition earn-out payables issued for agency acquisitions	$28	$51

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2024 and 2023.

(in millions)	September 30, 2024	December 31, 2023
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,457	$1,412
Non-restricted fiduciary cash	287	191
Total restricted and non-restricted fiduciary cash at the end of the period	$1,744	$1,603

The Company's fiduciary cash increased as of September 30, 2024 compared to December 31, 2023 due to growth in the business, normal seasonality and acquisition activity during 2024.

	Balance as of September 30,
(in millions)	2024	2023
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$957	$756
Fiduciary cash	1,744	1,515
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$2,701	$2,271

NOTE 11 Legal and Regulatory Proceedings

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are in some cases substantial, including in certain instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved; others are in the process of being resolved and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits and vigorously protect its interests.

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

NOTE 12 Segment Information

Brown & Brown’s business is divided into three reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; (ii) the Programs segment, which primarily acts as MGUs, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; and (iii) the Wholesale Brokerage segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents.

Brown & Brown conducts most of its operations within the United States of America. International operations include retail operations based in Bermuda, Canada, Cayman Islands, Republic of Ireland and the United Kingdom, managing general underwriter operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, United Arab Emirates and the United Kingdom and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations earned $155 million and $127 million of total revenues for the three months ended September 30, 2024 and 2023, respectively. These operations earned $486 million and $374 million of total revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

In the fourth quarter of 2023, the Company sold certain third-party claims administration and adjusting services businesses representing approximately 50% of the total revenues of the Services segment. As a result, beginning in fiscal year 2024, the Company operates three segments: Retail, Programs (formerly National Programs) and Wholesale Brokerage. Balances presented for the three and nine months ended September 30, 2024 have been recast to align with the three-segment structure.

	Three months ended September 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$641	$353	$171	$21	$1,186
Investment income	2	6	2	21	31
Amortization	29	13	3	—	45
Depreciation	6	4	1	—	11
Interest expense	18	7	3	22	50
Income before income taxes	120	154	56	(13)	317
Total assets	8,617	6,558	1,633	717	17,525
Capital expenditures	16	4	1	2	23

	Three months ended September 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$602	$305	$150	$11	$1,068
Investment income	—	4	1	12	17
Amortization	28	10	3	—	41
Depreciation	5	3	1	1	10
Interest expense	22	8	3	15	48
Income before income taxes	112	115	24	(9)	242
Total assets	8,101	3,884	1,489	509	13,983
Capital expenditures	9	3	1	1	14

	Nine months ended September 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$2,093	$1,010	$472	$47	$3,622
Investment income	3	17	4	47	71
Amortization	86	36	9	—	131
Depreciation	15	11	3	4	33
Interest expense	56	23	9	59	147
Income before income taxes	488	439	145	(44)	1,028
Total assets	8,617	6,558	1,633	717	17,525
Capital expenditures	44	14	2	2	62

	Nine months ended September 30, 2023
(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total revenues	$1,926	$870	$412	$23	$3,231
Investment income	—	7	1	26	34
Amortization	84	32	9	(2)	123
Depreciation	15	9	3	3	30
Interest expense	66	27	9	41	143
Income before income taxes	432	314	93	(48)	791
Total assets	8,101	3,884	1,489	509	13,983
Capital expenditures	23	11	2	2	38

NOTE 13 Insurance Company Subsidiary Operations

The National Flood Insurance Program is a program administered by FEMA whereby the Company sells and services NFIP flood insurance policies on behalf of FEMA and receives fees for its services. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies which are 100% ceded to a highly rated reinsurance carrier. The Company also operates two Captives for the purpose of facilitating additional underwriting capacity and to participate in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGU businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGU businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned are as follows:

	Nine months ended September 30, 2024
(in millions)	Written	Earned
Direct premiums - WNFIC	$773	$695
Ceded premiums - WNFIC	(773)	(695)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	140	110
Ceded premiums - Quota share captive	(19)	(58)
Net premiums - Quota share captive and excess of loss layer captive	121	52
Net premiums - Total	$121	$52

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.5% gross expense allowance from January 1, 2024 through September 30, 2024. For the same period, the Company ceded $771 million of written premiums to FEMA for NFIP policies and $2 million to highly rated carriers for excess flood policies.

As of September 30, 2024 the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $2,034 million and prepaid reinsurance premiums of $539 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2024 through September 30, 2024, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of September 30, 2024 was $2,034 million. These balances primarily relate to claims activity from Hurricane Helene which occurred in late September 2024. The Company expects to process additional flood claims resulting from Hurricane Milton, which occurred in October 2024.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $43 million at September 30, 2024 and $39 million as of December 31, 2023. For the period from January 1, 2024 through September 30, 2024, WNFIC generated statutory net income of $9 million. For the period from January 1, 2023 through December 31, 2023, WNFIC generated statutory net income of $7 million. The maximum amount of ordinary dividends that WNFIC can pay in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On June 10, 2024, WNFIC paid an ordinary dividend of $7 million. The dividend was declared and approved by the WNFIC Board of Directors on May 28, 2024. On April 28, 2023, WNFIC paid an ordinary dividend of $3 million. The dividend was declared and approved by the WNFIC Board of Directors by consent on March 17, 2023. The maximum dividend payout that may be made in 2024 and without prior approval is $7 million.

In December 2021, the initial funding to capitalize the quota share Captive was $6 million. This capital in addition to earnings of $15 million through September 30, 2024 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the three months ended September 30, 2024, were $10 million and $22 million, respectively. For nine months ended September 30, 2024 and 2023, the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $11 million, of which $3 million is related to the estimated insured losses resulting from Hurricane Ian. As of September 30, 2024, the Condensed Consolidated Balance Sheet contained deferred acquisitions costs of $58 million, reinsurance payable for $5 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $6 million. The first collateral release was received in March 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2024 with underlying reinsurance treaties effective from June 1, 2024 through May 31, 2025. This Captive’s maximum aggregate annual underwriting exposure is $2 million per occurrence, up to $6 million.

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

During the first quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on January 17, 2024 and paid on February 14, 2024 for a total of $38 million. During the second quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on April 22, 2024 and paid on May 15, 2024 for a total of $36 million. During the third quarter, the Company paid a dividend of $0.1300 per share, which was approved by the Board of Directors on July 17, 2024 and paid on August 14, 2024 for a total of $37 million.

On October 23, 2024, the Board of Directors approved a dividend of $0.1500 per share payable on November 13, 2024 to shareholders of record on November 6, 2024.

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

GENERAL

Company Overview — Third Quarter of 2024

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

For the three months ended September 30, 2024, our total commissions and fees growth rate was 10.1%, and our consolidated Organic Revenue growth rate was 9.5%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term money-market funds and fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects other miscellaneous revenues.

Income before income taxes for the three months ended September 30, 2024 increased from the third quarter of 2023 by $75 million or 31.0%, driven by Organic Revenue growth, leveraging our expense base, net new business, increased investment income, acquisitions completed in the past twelve months and the change in estimated acquisition earn-out payables.

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

Beginning January 1, 2024, we no longer exclude Foreign Currency Translation from the calculation of EBITDAC - Adjusted and EBITDAC Margin - Adjusted. Prior periods are presented on the same basis so that the calculations of EBITDAC - Adjusted and EBITDAC Margin - Adjusted are comparable for both periods. We no longer exclude Foreign Currency Translation from the calculation of these earnings measures because fluctuations in Foreign Currency Translation affect both our revenues and expenses, largely offsetting each other. Therefore, excluding Foreign Currency Translation from these earnings measures provides no meaningful incremental value in evaluating our financial performance.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the third quarter of 2024, we acquired 664 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$1,128	$1,022	10.4%	$3,435	$3,105	10.6%
Profit-sharing contingent commissions	27	27	—%	110	88	25.0%
Investment income	31	17	82.4%	71	34	108.8%
Other income, net	—	2	(100.0)%	6	4	50.0%
Total revenues	1,186	1,068	11.0%	3,622	3,231	12.1%
EXPENSES
Employee compensation and benefits	607	532	14.1%	1,823	1,633	11.6%
Other operating expenses	165	168	(1.8)%	499	490	1.8%
Gain on disposal	(1)	(3)	(66.7)%	(30)	(9)	NMF
Amortization	45	41	9.8%	131	123	6.5%
Depreciation	11	10	10.0%	33	30	10.0%
Interest	50	48	4.2%	147	143	2.8%
Change in estimated acquisition earn-out payables	(8)	30	(126.7)%	(9)	30	(130.0)%
Total expenses	869	826	5.2%	2,594	2,440	6.3%
Income before income taxes	317	242	31.0%	1,028	791	30.0%
Income taxes	78	66	18.2%	237	189	25.4%
Net income before non-controlling interests	239	176	35.8%	791	602
Less: Net income attributable to non-controlling interests	5	—		8	—
Net income attributable to the Company	$234	$176	33.0%	$783	$602	30.1%
Income Before Income Taxes Margin (1)	26.7%	22.7%		28.4%	24.5%
EBITDAC - Adjusted (2)	$414	$370	11.9%	$1,300	$1,127	15.4%
EBITDAC Margin - Adjusted (2)	34.9%	34.6%		35.9%	34.9%
Organic Revenue growth rate (2)	9.5%	9.6%		9.4%	11.0%
Employee compensation and benefits relative to total revenues	51.2%	49.8%		50.3%	50.5%
Other operating expenses relative to total revenues	13.9%	15.7%		13.8%	15.2%
Capital expenditures	$23	$14	64.3%	$62	$38	63.2%
Total assets at September 30,				$17,525	$13,983	25.3%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended September 30, 2024 increased $106 million to $1,155 million, or 10.1%, over the same period in 2023. Core commissions and fees revenue for the third quarter of 2024 increased $106 million or 10.4%, composed of: (i) approximately $95 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.5%; (ii) $35 million from acquisitions that had no comparable revenues in the same period of 2023; (iii) an increase from the impact of Foreign Currency Translation of $2 million and (iv) an offsetting decrease of $26 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the third quarter of 2024 were flat when compared to the same period in 2023.

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the nine months ended September 30, 2024, increased $352 million to $3,545 million, or 11.0%, over the same period in 2023. Core commissions and fees revenue for the nine months ended September 30, 2024 increased $330 million or 10.6%, composed of: (i) approximately $284 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.4%; (ii) $120 million from acquisitions that had no comparable revenues in the same period of 2023; (iii) an increase from the impact of Foreign Currency Translation of $7 million and (iv) an offsetting decrease of $81 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the nine months ended September 30, 2024 increased by $22 million, or 25.0%, compared to the same period in 2023. This increase was driven primarily by (i) improved underwriting results and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Investment Income

Investment income for the three months ended September 30, 2024 increased $14 million from the same period in 2023. Investment income for the nine months ended September 30, 2024 increased $37 million, from the same period in 2023. The increases were primarily driven by higher average interest rates and cash balances compared to the prior year.

Other Income

Other income for the three months ended September 30, 2024 decreased $2 million from the same period in 2023, and other income for the nine months ended September 30, 2024 increased by $2 million, or 50.0%, as compared to the same period in 2023. Other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 51.2% for the three months ended September 30, 2024 as compared to 49.8% for the three months ended September 30, 2023, an increase of 14.1%, or $75 million. This increase included $20 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2023. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2024 and 2023 increased by $55 million, or 10.6%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) an increase in producer compensation associated with revenue growth; (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company and (iv) the year-over-year increase of approximately $18 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities, partially offset by (v) employee compensation and benefits associated with businesses divested in the fourth quarter of 2023.

Employee compensation and benefits expense as a percentage of total revenues was 50.3% for the nine months ended September 30, 2024 as compared to 50.5% for the nine months ended September 30, 2023, and increased 11.6%, or $190 million. This increase included $55 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2023. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2024 and 2023 increased by $135 million, or 8.3%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) an increase in producer compensation associated with revenue growth; (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company and (iv) the year-over-year increase of approximately $19 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities, partially offset by (v) employee compensation and benefits associated with businesses divested in the fourth quarter of 2023.

Other Operating Expenses

Other operating expenses represented 13.9% of total revenues for the third quarter of 2024, as compared to 15.7% for the third quarter of 2023. Other operating expenses for the third quarter of 2024 decreased $3 million, or 1.8%, from the same period of 2023. This change includes: (i) the year-over-year decrease of approximately $18 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above and (ii) other operating expenses associated with businesses divested in the fourth quarter of 2023, offset by (iii) $8 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2023; (iv) increased information technology related costs; (v) and to a lesser extent, increased variable costs associated with revenue growth.

Other operating expenses represented 13.8% of total revenues for the nine months ended September 30, 2024, as compared to 15.2% for the nine months ended September 30, 2023. Other operating expenses for the first nine months of 2024 increased $9 million, or 1.8%, from the same period of 2023. This change includes: (i) $24 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2023; (ii) increased information technology related costs; (iii) and to a lesser extent, increased variable costs associated with revenue growth, offset by (iv) the 1Q23 Nonrecurring Cost (v) other operating expenses associated with businesses divested in the fourth quarter of 2023 and (vi) the year-over-year decrease of approximately $19 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2024 decreased $2 million from the third quarter of 2023. Gain on disposal for the nine months ended September 30, 2024 increased $21 million from the nine months ended September 30, 2023. Activity for (Gain)/Loss on disposal for the nine months ended September 30, 2024 was primarily attributable to finalization of the gain associated with selling certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2024 increased $4 million, or 9.8%, compared to the third quarter of 2023. Amortization expense for the nine months ended September 30, 2024 increased $8 million, or 6.5%, compared to the nine months ended September 30, 2023. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the third quarter of 2024 increased $1 million, or 10.0%, compared to the third quarter of 2023. Depreciation expense for the nine months ended September 30, 2024 increased $3 million, or 10.0%, compared to the nine months ended September 30, 2023. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the third quarter of 2024 increased $2 million, or 4.2%, compared to the third quarter of 2023. Interest expense for the nine months ended September 30, 2024 increased $4 million, or 2.8%, compared to the first nine months of 2023.

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

As of September 30, 2024 and 2023, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Change in fair value of estimated acquisition earn-out payables	$(9)	$28	$(15)	$23
Interest expense accretion	1	2	6	7
Net change in earnings from estimated acquisition earn-out payables	$(8)	$30	$(9)	$30

For the three months and nine months ended September 30, 2024, the fair value of estimated earn-out payables was re-evaluated and resulted in decreases of $9 million and $15 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income.

As of September 30, 2024, estimated acquisition earn-out payables totaled $137 million, of which $73 million was recorded as accounts payable and $64 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2024 and 2023 was 24.6% and 27.3%, respectively. The decrease in the effective tax rate for the quarter was primarily impacted by the change in the market value of Company-owned life insurance associated with our deferred compensation plan and certain prior year nonrecurring items. The effective tax rate on income from operations for the nine months ended September 30, 2024 and 2023 was 23.1% and 23.9%, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate three reportable segments: Retail, Programs and Wholesale Brokerage. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, management primarily focuses on the Organic Revenue growth rate and EBITDAC Margin when evaluating the operational efficiency of a segment.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2024 and 2023, and the growth rates for Organic Revenue for the three months ended September 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$639	$599	$347	$301	$169	$149	$1,155	$1,049
Total change	$40		$46		$20		$106
Total growth %	6.7%		15.3%		13.4%		10.1%
Profit-sharing contingent commissions	(8)	(9)	(7)	(12)	(12)	(6)	(27)	(27)
Core commissions and fees	$631	$590	$340	$289	$157	$143	$1,128	$1,022
Acquisitions	(16)		(17)	—	(2)	—	(35)	—
Dispositions	—		—	(26)	—	—	—	(26)
Foreign Currency Translation		2		—		—		2
Organic Revenue (2)	$615	$592	$323	$263	$155	$143	$1,093	$998
Organic Revenue growth (2)	$23		$60		$12		$95
Organic Revenue growth rate (2)	3.9%		22.8%		8.4%		9.5%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2023, including by segment, are as follows:

2023	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$599	$544	$301	$255	$149	$126	$1,049	$925
Total change	$55		$46		$23		$124
Total growth %	10.1%		18.0%		18.3%		13.4%
Profit-sharing contingent commissions	(9)	(11)	(12)	6	(6)	(3)	(27)	(8)
Core commissions and fees	$590	$533	$289	$261	$143	$123	$1,022	$917
Acquisition revenues	(17)	—	(1)	—	(4)	—	(22)	—
Dispositions		(5)	—	(5)	—	(1)	—	(11)
Foreign Currency Translation		5		—		1		6
Organic Revenue (2)	$573	$533	$288	$256	$139	$123	$1,000	$912
Organic Revenue growth (2)	$40		$32		$16		$88
Organic Revenue growth rate (2)	7.5%		12.5%		13.0%		9.6%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$2,086	$1,919	$991	$863	$468	$411	$3,545	$3,193
Total change	$167		$128		$57		$352
Total growth %	8.7%		14.8%		13.9%		11.0%
Profit-sharing contingent commissions	(30)	(40)	(58)	(35)	(22)	(13)	(110)	(88)
Core commissions and fees	$2,056	$1,879	$933	$828	$446	$398	$3,435	$3,105
Acquisitions	(55)	—	(58)	—	(7)	—	(120)	—
Dispositions	—	(3)	—	(79)	—	1	—	(81)
Foreign Currency Translation	—	6	—	—	—	1	—	7
Organic Revenue (2)	$2,001	$1,882	$875	$749	$439	$400	$3,315	$3,031
Organic Revenue growth (2)	$119		$126		$39		$284
Organic Revenue growth % (2)	6.3%		16.8%		9.8%		9.4%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2023 and 2022, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2023, including by segment, are as follows:

2023	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commissions and fees	$1,919	$1,636	$863	$692	$411	$341	$3,193	$2,669
Total change	$283		$171		$70		$524
Total growth %	17.3%		24.7%		20.5%		19.6%
Profit-sharing contingent commissions	(40)	(38)	(35)	(12)	(13)	(9)	(88)	(59)
Core commissions and fees	$1,879	$1,598	$828	$680	$398	$332	$3,105	$2,610
Acquisition revenues	(183)	—	(29)	—	(32)	—	(244)	—
Dispositions	—	(19)	—	(14)	—	(5)	—	(38)
Foreign Currency Translation	—	5	—	(1)	—	1	—	5
Organic Revenue (2)	$1,696	$1,584	$799	$665	$366	$327	$2,861	$2,577
Organic Revenue growth (2)	$112		$134		$39		$284
Organic Revenue growth % (2)	7.1%		20.2%		11.9%		11.0%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$641	$353	$171	$21	$1,186
Income before income taxes	120	154	56	(13)	317
Income Before Income Taxes Margin(1)	18.7%	43.6%	32.7%	NMF	26.7%
Amortization	29	13	3	—	45
Depreciation	6	4	1	—	11
Interest	18	7	3	22	50
Change in estimated acquisition earn-out payables	(2)	(8)	3	(1)	(8)
EBITDAC(2)	171	170	66	8	415
EBITDAC Margin(2)	26.7%	48.2%	38.6%	NMF	35.0%
(Gain)/loss on disposal	(1)	—	—	—	(1)
EBITDAC - Adjusted(2)	$170	$170	$66	$8	$414
EBITDAC Margin - Adjusted(2)	26.5%	48.2%	38.6%	NMF	34.9%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2023, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$602	$305	$150	$11	$1,068
Income before income taxes	112	115	24	(9)	242
Income Before Income Taxes Margin(1)	18.6%	37.7%	16.0%	NMF	22.7%
Amortization	28	10	3	—	41
Depreciation	5	3	1	1	10
Interest	22	8	3	15	48
Change in estimated acquisition earn-out payables	5	—	25	—	30
EBITDAC(2)	172	136	56	7	371
EBITDAC Margin(2)	28.6%	44.6%	37.3%	NMF	34.7%
(Gain)/loss on disposal	(3)	—	—	—	(3)
Acquisition/Integration Costs	2	—	—	—	2
EBITDAC - Adjusted(2)	$171	$136	$56	$7	$370
EBITDAC Margin - Adjusted(2)	28.4%	44.6%	37.3%	NMF	34.6%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$2,093	$1,010	$472	$47	$3,622
Income before income taxes	488	439	145	(44)	1,028
Income Before Income Taxes Margin(1)	23.3%	43.5%	30.7%	NMF	28.4%
Amortization	86	36	9	—	131
Depreciation	15	11	3	4	33
Interest	56	23	9	59	147
Change in estimated acquisition earn-out payables	(2)	(7)	—	—	(9)
EBITDAC(2)	643	502	166	19	1,330
EBITDAC Margin(2)	30.7%	49.7%	35.2%	NMF	36.7%
(Gain)/loss on disposal	(2)	(28)	—	—	(30)
EBITDAC - Adjusted(2)	$641	$474	$166	$19	$1,300
EBITDAC Margin - Adjusted(2)	30.6%	46.9%	35.2%	NMF	35.9%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2023, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$1,926	$870	$412	$23	$3,231
Income before income taxes	432	314	93	(48)	791
Income Before Income Taxes Margin(1)	22.4%	36.1%	22.6%	NMF	24.5%
Amortization	84	32	9	(2)	123
Depreciation	15	9	3	3	30
Interest	66	27	9	41	143
Change in estimated acquisition earn-out payables	4	—	23	3	30
EBITDAC(2)	601	382	137	(3)	1,117
EBITDAC Margin(2)	31.2%	43.9%	33.3%	NMF	34.6%
(Gain)/loss on disposal	(3)	(6)	—	—	(9)
Acquisition/Integration Costs	8	—	—	—	8
1Q23 Nonrecurring Cost	—	—	—	11	11
EBITDAC - Adjusted(2)	$606	$376	$137	$8	$1,127
EBITDAC Margin - Adjusted(2)	31.5%	43.2%	33.3%	NMF	34.9%

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

Financial information relating to our Retail segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$631	$591	6.8%	$2,057	$1,882	9.3%
Profit-sharing contingent commissions	8	9	(11.1%)	30	40	(25.0%)
Investment income	2	—	NMF	3	—	NMF
Other income, net	—	2	(100.0%)	3	4	(25.0)%
Total revenues	641	602	6.5%	2,093	1,926	8.7%
EXPENSES
Employee compensation and benefits	364	331	10.0%	1,118	1,017	9.9%
Other operating expenses	107	102	4.9%	334	311	7.4%
(Gain)/loss on disposal	(1)	(3)	(66.7%)	(2)	(3)	(33.3%)
Amortization	29	28	3.6%	86	84	2.4%
Depreciation	6	5	20.0%	15	15	(—%)
Interest	18	22	(18.2%)	56	66	(15.2%)
Change in estimated acquisition earn-out payables	(2)	5	(140.0%)	(2)	4	(150.0%)
Total expenses	521	490	6.3%	1,605	1,494	7.4%
Income before income taxes	$120	$112	7.1%	$488	$432	13.0%
Income Before Income Taxes Margin (1)	18.7%	18.6%		23.3%	22.4%
EBITDAC - Adjusted (2)	$170	$171	(0.6%)	$641	$606	5.8%
EBITDAC Margin - Adjusted (2)	26.5%	28.4%		30.6%	31.5%
Organic Revenue growth rate (2)	3.9%	7.5%		6.3%	7.1%
Employee compensation and benefits relative to total revenues	56.8%	55.0%		53.4%	52.8%
Other operating expenses relative to total revenues	16.7%	16.9%		16.0%	16.1%
Capital expenditures	$16	$9	77.8%	$44	$23	91.3%
Total assets at September 30,				$8,617	$8,101	6.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended September 30, 2024 increased 6.5%, or $39 million, as compared to the same period in 2023, to $641 million. The $40 million increase in core commissions and fees revenue was driven by: (i) approximately $16 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) an increase of $23 million related to net new and renewal business; and (iii) an increase from the impact of Foreign Currency Translation of $2 million. Profit-sharing contingent commissions for the third quarter of 2024 decreased 11.1%, or $1 million, as compared to the same period in 2023, to $8 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2024, due to higher loss ratios experienced by our insurance carrier partners. The Retail segment’s total commissions and fees increased by 6.5%, and the Organic Revenue growth rate was 3.9% for the third quarter of 2024. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by timing of certain nonrecurring revenue adjustments to incentive commissions and moderating rates and exposure unit growth.

Income before income taxes for the three months ended September 30, 2024 increased 7.1%, or $8 million, as compared to the same period in 2023, to $120 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; (ii) a decrease in estimated acquisition earn-out payables, and (iii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended September 30, 2024 decreased 0.6%, or $1 million, as compared to the same period in 2023, to $170 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2024 decreased to 26.5% from 28.4% in the same period in 2023. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) a decrease in profit-sharing contingent commissions, (ii) higher non-cash stock-based compensation (iii) the timing of certain nonrecurring revenue and adjustments to incentive commissions, (iv) higher compensation due to investments in employees which was partially offset by (v) the net increase in revenue as described above and (vi) leveraging our expense base.

The Retail segment’s total revenues for the nine months ended September 30, 2024 increased 8.7%, or $167 million, as compared to the same period in 2023, to $2,093 million. The $175 million increase in core commissions and fees revenue was driven by: (i) approximately $55 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) an increase of $119 million related to net new and renewal business and (iii) an offsetting decrease of $3 million related to commissions and fees recorded in 2023 from businesses since divested. Profit-sharing contingent commissions for the nine months of 2024 decreased 25.0%, or $10 million, as compared to the same period in 2023, to $30 million. This decrease was primarily the result of not qualifying for certain profit-sharing contingent commissions in 2024, due to higher loss ratios experienced by our insurance carrier partners. The Retail segment’s total commissions and fees increased by 8.6%, and the Organic Revenue growth rate was 6.3% for the first nine months of 2024. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by moderating rates and growth of exposure units.

Income before income taxes for the nine months ended September 30, 2024 increased 13.0%, or $56 million, as compared to the same period in 2023, to $488 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; (ii) a decrease in estimated acquisition earn-out payables, and (iii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the nine months ended September 30, 2024 increased 5.8%, or $35 million, as compared to the same period in 2023, to $641 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2024 decreased to 30.6% from 31.5% in the same period in 2023. The decrease in EBITDAC Margin - Adjusted was primarily driven by: (i) a decrease in profit-sharing contingent commissions and, (ii) higher non-cash stock-based compensation and (iii) higher compensation due to investments in employees, which was partially offset by, (iv) the net increase in revenue as described above and (v) leveraging our expense base.

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

Financial information relating to our Programs segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change
REVENUES
Core commissions and fees	$340	$289	17.6%	$933	$828	12.7%
Profit-sharing contingent commissions	7	12	(41.7)%	58	35	65.7%
Investment income	6	4	50.0%	17	7	142.9%
Other income, net	—	—	—%	2	—	NMF
Total revenues	353	305	15.7%	1,010	870	16.1%
EXPENSES
Employee compensation and benefits	112	106	5.7%	331	310	6.8%
Other operating expenses	71	63	12.7%	205	184	11.4%
(Gain)/loss on disposal	—	—	—%	(28)	(6)	NMF
Amortization	13	10	30.0%	36	32	12.5%
Depreciation	4	3	33.3%	11	9	22.2%
Interest	7	8	(12.5)%	23	27	(14.8)%
Change in estimated acquisition earn-out payables	(8)	—	NMF	(7)	—	NMF
Total expenses	199	190	4.7%	571	556	2.7%
Income before income taxes	$154	$115	33.9%	$439	$314	39.8%
Income Before Income Taxes Margin (1)	43.6%	37.7%		43.5%	36.1%
EBITDAC - Adjusted (2)	$170	$136	25.0%	$474	$376	26.1%
EBITDAC Margin - Adjusted (2)	48.2%	44.6%		46.9%	43.2%
Organic Revenue growth rate (2)	22.8%	12.5%		16.8%	20.2%
Employee compensation and benefits relative to total revenues	31.7%	34.8%		32.8%	35.6%
Other operating expenses relative to total revenues	20.1%	20.7%		20.3%	21.1%
Capital expenditures	$4	$3	33.3%	$14	$11	27.3%
Total assets at September 30,				$6,558	$3,884	68.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Programs segment’s total revenues for the three months ended September 30, 2024 increased 15.7%, or $48 million, as compared to the same period in 2023, to $353 million. The $51 million increase in core commissions and fees revenue was driven by: (i) approximately $17 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023; (ii) approximately $60 million of net new business, renewal business, and fee revenues and (iii) an offsetting decrease of $26 million related to commissions and fees revenue from businesses divested in the preceding twelve months. Profit-sharing contingent commissions for the third quarter of 2024 decreased approximately $5 million as compared to the third quarter of 2023. This decrease was driven by the expected claims costs associated with Hurricane Helene.

The Programs segment’s total commissions and fees increased by 15.3%, and the Organic Revenue growth rate was 22.8% for the three months ended September 30, 2024. The Organic Revenue growth was driven by good new business and retention as well as exposure unit expansion.

Income before income taxes for the three months ended September 30, 2024 increased 33.9%, or $39 million, as compared to the same period in 2023, to $154 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with the decrease in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended September 30, 2024 increased 25.0%, or $34 million, from the same period in 2023, to $170 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2024 increased to 48.2% from 44.6% in the same period in 2023. EBITDAC Margin - Adjusted increased due to leveraging our expense base and the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

The Programs segment’s total revenues for the nine months ended September 30, 2024 increased 16.1%, or $140 million, as compared to the same period in 2023, to $1,010 million. The $105 million increase in core commissions and fees revenue was driven by: (i) approximately

$126 million of net new renewal business and fee revenues; (ii) an offsetting decrease of $79 million related to commissions and fees revenue from business divested in the preceding twelve months and (iii) $58 million from acquisitions that had no comparable revenues in the same period of 2023. Profit-sharing contingent commissions for the nine months ended September 30, 2023 increased approximately $23 million, or by 65.7%, as compared to the same period in 2023. This increase was driven by qualifying for certain contingent commissions that we did not qualify for in the prior year, favorable loss ratios, prior year adjustments and acquisitions partially offset due to the impact related to expected insured losses resulting from Hurricane Helene.

The Programs segment’s total commissions and fees increased by 14.8%, and the Organic Revenue growth rate was 16.8%, for the nine months ended September 30, 2024. The Organic Revenue growth was driven primarily by strong net new business across most of our Programs and good retention, a growth incentive received for one of our programs and partially offset by nonrecurring claims revenue in the prior year.

Income before income taxes for the nine months ended September 30, 2024 increased 39.8%, or $125 million, from the same period in 2023, to $439 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below along with the gain on disposal of certain businesses.

EBITDAC - Adjusted for the nine months ended September 30, 2024 increased 26.1%, or $98 million, as compared to the same period in 2023, to $474 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2024 increased to 46.9% from 43.2% in the same period in 2023. EBITDAC Margin - Adjusted increased due to leveraging our expense base and the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 86% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2024	2023	% Change	2024	2023	% Change

REVENUES
Core commissions and fees	$157	$143	9.8%	$446	$398	12.1%
Profit-sharing contingent commissions	12	6	100.0%	22	13	69.2%
Investment income	2	1	100.0%	4	1	NMF
Other income, net	—	—	—%	—	—	—%
Total revenues	171	150	14.0%	472	412	14.6%
EXPENSES
Employee compensation and benefits	81	73	11.0%	239	212	12.7%
Other operating expenses	24	21	14.3%	67	63	6.3%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	3	3	—%	9	9	(—%)
Depreciation	1	1	—%	3	3	(—%)
Interest	3	3	—%	9	9	—%
Change in estimated acquisition earn-out payables	3	25	(88.0%)	—	23	(100.0%)
Total expenses	115	126	(8.7%)	327	319	2.5%
Income before income taxes	$56	$24	133.3%	$145	$93	55.9%
Income Before Income Taxes Margin (1)	32.7%	16.0%		30.7%	22.6%
EBITDAC - Adjusted (2)	$66	$56	17.9%	$166	$137	21.2%
EBITDAC Margin - Adjusted (2)	38.6%	37.3%		35.2%	33.3%
Organic Revenue growth rate (2)	8.4%	13.0%		9.8%	11.9%
Employee compensation and benefits relative to total revenues	47.4%	48.7%		50.6%	51.5%
Other operating expenses relative to total revenues	14.0%	14.0%		14.2%	15.3%
Capital expenditures	$1	$1	NMF	$2	$2	—%
Total assets at September 30,				$1,633	$1,489	9.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended September 30, 2024 increased 14.0%, or $21 million, as compared to the same period in 2023, to $171 million. The $14 million net increase in core commissions and fees revenue was driven primarily by: (i) $12 million related to net new and renewal business and (ii) $2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2023. Profit-sharing contingent commissions for the third quarter of 2024 increased $6 million compared to the third quarter of 2023, driven by improved underwriting results, increased written premium and finalization of prior year estimates of profit-sharing contingent commissions. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.4%, and the Organic Revenue growth rate was 8.4% for the third quarter of 2024. The Organic Revenue growth rate was driven by net new business and a combination of rate and exposure unit increases.

Income before income taxes for the three months ended September 30, 2024 increased 133.3%, or $32 million, as compared to the same period in 2023, to $56 million due to: (i) the growth of EBITDAC - Adjusted described below and (ii) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended September 30, 2024 increased 17.9%, or $10 million, as compared to the same period in 2023, to $66 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2024 increased to 38.6% from 37.3%, as compared to the same period in 2023. EBITDAC Margin - Adjusted increased due to: (i) total revenues growth and (ii) leveraging our expense base.

The Wholesale Brokerage segment’s total revenues for the nine months ended September 30, 2024 increased 14.6%, or $60 million, as compared to the same period in 2023, to $472 million. The $48 million net increase in core commissions and fees revenue was driven primarily by: (i) $39 million related to net new and renewal business; (ii) $7 million related to core commissions and fees revenue from acquisitions and dispositions that had no comparable revenues in the same period of 2023; and (iii) an increase from the impact of Foreign Currency Translation of $1 million. Profit-sharing contingent commissions for the first nine months of 2024 increased approximately $9 million compared to the same period of 2023 driven by improved underwriting results, increased written premium, finalization of prior-year estimates and acquisitions completed in the past twelve months. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.9%, and the Organic Revenue growth rate was 9.8% for the first nine months of 2024. The Organic Revenue growth rate was driven by strong new business and good retention, as well as a combination of rate and exposure unit increases.

Income before income taxes for the nine months ended September 30, 2024 increased 55.9%, or $52 million, as compared to the same period in 2023, to $145 million due to: (i) the growth of EBITDAC - Adjusted described below and (ii) a decrease in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the nine months ended September 30, 2024 increased 21.2%, or $29 million, as compared to the same period in 2023, to $166 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2024 increased to 35.2% from 33.3% in the same period in 2023 due to: (i) total revenues growth; (ii) certain nonrecurring operating expenses in the prior year; and (iii) leveraging our expense base.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility, which as of September 30, 2024 provided up to $800 million in available cash.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. On March 31, 2022, the Company entered into a Loan Agreement (the “Loan Agreement") which provided term loan capacity of $800 million. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,700 million of incremental borrowing capacity as of September 30, 2024.

We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months and in the long-term.

Subsequent to September 30, 2024, the Company exercised a draw down on the Revolving Credit Facility for $350 million in connection with the pending acquisition of Quintes Holding B.V. that is expected to close in the fourth quarter of 2024.

Contractual Cash Obligations

As of September 30, 2024, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,625	$225	$550	$350	$2,500
Other liabilities	243	12	23	21	187
Operating leases (1)	254	51	88	56	59
Interest obligations	1,599	165	288	234	912
Maximum future acquisition contingent payments (2)	461	188	268	5	—
Total contractual cash obligations (3)	$6,182	$641	$1,217	$666	$3,658

(1)
Includes $1.0 million of future lease commitments expected to commence later in 2024.
(2)
Includes $137 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Six of the estimated acquisition earn-out payables assumed included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2024 is $4 million. The Company deems a significant increase to this amount to be unlikely.
(3)
Does not include approximately $43 million of current liability for a dividend of $0.1500 per share approved by the Board of Directors on October 23, 2024.

Debt

Total debt at September 30, 2024 was $3,592 million net of unamortized discount and debt issuance costs, which was a decrease of $204 million compared to December 31, 2023. The decrease includes: the repayment of $800 million in senior notes and floating-rate debt balances net of Revolving Credit Facility activity and the addition of deferred financing costs and discount on debt of $7 million; offset by the issuance of $600 million senior notes and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $3 million.

During the nine months ended September 30, 2024, the Company repaid $19 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $200 million as of September 30, 2024. The Company's next scheduled principal payment is due in December 2024 and is equal to $6 million.

During the nine months ended September 30, 2024, the Company repaid $31 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $425 million as of September 30, 2024. The Company’s next scheduled principal payment is due in December 2024 and is equal to $13 million.

During the nine months ended September 30, 2024, the Company repaid $150 million of principal related to the Term Loans issued under the Term A-1 Loan Commitment (“Term A-1 Loans”). The Term A-1 Loans had an outstanding balance of $150 million as of September 30, 2024.

On February 13, 2024, the Company drew down on the Revolving Credit Facility $150 million, and the proceeds were used for general corporate purposes. During the nine months ended September 30, 2024, the Company repaid $250 million of the outstanding balance on the Revolving Credit Facility. The Revolving Credit Facility had no outstanding balance as of September 30, 2024.

On June 11, 2024, the Company completed the issuance of $600 million aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Senior Notes”). The net proceeds to the Company from the issuance of the 2034 Senior Notes, after deducting underwriting discounts and estimated offering expenses, were approximately $593 million. The 2034 Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The 2034 Senior Notes will mature in June 2034. Interest on the 2034 Senior Notes will be payable semi-annually in arrears. The 2034 Senior Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the 2034 Senior Notes in whole or in part at any time and from time to time, at the “make whole” redemption prices specified in the prospectus supplement for the 2034 Senior Notes being redeemed, plus accrued and unpaid interest thereon. In September 2024, the Company used a portion of the proceeds from the

2034 Senior Notes to repay $500 million of the 4.200% senior notes due September 2024. In June 2024, the Company also used $100 million of the proceeds to repay a portion of an outstanding term loan balance. As of September 30, 2024 there was a total outstanding debt balance of $600 million exclusive of the associated discount balance on the 2034 Senior Notes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at September 30, 2024 and December 31, 2023 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2024, we had $775 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of September 30, 2024, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2024. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2024, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (1)(2)
July 1, 2024 to July 31, 2024	—	$—	—	$249
August 1, 2024 to August 31, 2024	—	—	—	249
September 1, 2024 to September 30, 2024	—	—	—	249
Total	—	$—	—	$249

(1)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200.0 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400.0 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249.5 million. Between January 1, 2014 and September 30, 2024, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(2)
Dollar values stated in millions.

ITEM 5. Other Information

During the third quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 28, 2024	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)