Form 10-Q
period 2025-03-31
BROWN & BROWN, INC.
filed 2025-04-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 28, 2025 was 286,607,567.

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
•
Risks associated with our automobile and recreational vehicle finance and incentives dealer services (“F&I”) businesses;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2025	2024
REVENUES
Commissions and fees	$1,385	$1,237
Investment and other income	19	21
Total revenues	1,404	1,258
EXPENSES
Employee compensation and benefits	683	631
Other operating expenses	186	161
Loss on disposal	2	2
Amortization	53	43
Depreciation	11	11
Interest	46	48
Change in estimated acquisition earn-out payables	(4)	(2)
Total expenses	977	894
Income before income taxes	427	364
Income taxes	93	71
Net income before non-controlling interests	334	293
Less: Net income attributable to non-controlling interests	3	—
Net income attributable to the Company	$331	$293
Net income per share:
Basic	$1.16	$1.03
Diluted	$1.15	$1.02

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2025	2024
Net income attributable to the Company	$331	$293
Foreign currency translation gain/(loss)	124	(32)
Comprehensive income attributable to the Company	$455	$261

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$669	$675
Fiduciary cash	1,771	1,827
Commission, fees and other receivables	1,083	895
Fiduciary receivables	1,136	1,116
Reinsurance recoverable	447	1,527
Prepaid reinsurance premiums	480	520
Other current assets	331	364
Total current assets	5,917	6,924
Fixed assets, net	327	319
Operating lease assets	197	200
Goodwill	8,111	7,970
Amortizable intangible assets, net	1,821	1,814
Other assets	387	385
Total assets	$16,760	$17,612
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$2,907	$2,943
Losses and loss adjustment reserve	462	1,543
Unearned premiums	542	577
Accounts payable	481	373
Accrued expenses and other liabilities	463	653
Current portion of long-term debt	75	225
Total current liabilities	4,930	6,314
Long-term debt less unamortized discount and debt issuance costs	3,731	3,599
Operating lease liabilities	186	189
Deferred income taxes, net	701	711
Other liabilities	371	362
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 306 shares and outstanding 287 shares at 2025, issued 306 shares and outstanding 286 shares at 2024, respectively	31	31
Additional paid-in capital	1,107	1,118
Treasury stock, at cost 20 shares at 2025 and 2024	(748)	(748)
Accumulated other comprehensive income (loss)	15	(109)
Non-controlling interests	20	17
Retained earnings	6,416	6,128
Total equity	6,841	6,437
Total liabilities and equity	$16,760	$17,612

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2024	286	$31	$1,118	$(748)	$(109)	$6,128	$17	$6,437
Net income						331	3	334
Foreign currency translation					124			124
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at March 31, 2025	287	$31	$1,107	$(748)	$15	$6,416	$20	$6,841

Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293		293
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				9	10
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.13 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before non-controlling interests	$334	$293
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	53	43
Depreciation	11	11
Non-cash stock-based compensation	29	29
Change in estimated acquisition earn-out payables	(4)	(2)
Deferred income taxes	(10)	(1)
Net loss on sales/disposals of investments, businesses, fixed assets and customer accounts	2	2
Payments on acquisition earn-outs in excess of original estimated payables	—	(13)
Other	2	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(180)	(142)
Reinsurance recoverable (increase) decrease	1,080	60
Prepaid reinsurance premiums (increase) decrease	40	33
Other assets (increase) decrease	35	—
Losses and loss adjustment reserve increase (decrease)	(1,081)	(59)
Unearned premiums increase (decrease)	(35)	25
Accounts payable increase (decrease)	126	(86)
Accrued expenses and other liabilities increase (decrease)	(195)	(186)
Other liabilities increase (decrease)	6	6
Net cash provided by operating activities	213	13
Cash flows from investing activities:
Additions to fixed assets	(17)	(13)
Payments for businesses acquired, net of cash acquired	(67)	(76)
Proceeds from sales of businesses, fixed assets and customer accounts	9	—
Other investing activities	(4)	1
Net cash used in investing activities	(79)	(88)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(90)	(26)
Payments on acquisition earn-outs	(26)	(39)
Payments on long-term debt	(169)	(13)
Borrowings on revolving credit facility	150	150
Payments on revolving credit facility	—	(50)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(40)	(54)
Cash dividends paid	(43)	(38)
Other financing activities	—	3
Net cash used in financing activities	(218)	(67)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	22	(11)
Net decrease in cash and cash equivalents inclusive of fiduciary cash	(62)	(153)
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,502	2,303
Cash and cash equivalents inclusive of fiduciary cash at end of period	$2,440	$2,150

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

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures." This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. The Company adopted ASU 2023-07 for fiscal year ending December 31, 2024, and it has been applied retrospectively to the interim disclosures beginning January 1, 2025.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$617	$218	$123	$—	$958
Fees (2)	177	65	24	(1)	265
Other supplemental commissions (3)	97	1	2	—	100
Profit-sharing contingent commissions (4)	14	20	9	—	43
Earned premium (5)	—	19	—	—	19
Investment income (6)	2	4	1	11	18
Other income, net (7)	—	1	—	—	1
Total revenues	$907	$328	$159	$10	$1,404

	Three months ended March 31, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$547	$206	$111	$—	$864
Fees (2)	156	49	21	1	227
Other supplemental commissions (3)	86	1	3	—	90
Profit-sharing contingent commissions (4)	14	26	6	—	46
Earned premium (5)	—	10	—	—	10
Investment income (6)	1	5	1	11	18
Other income, net (7)	2	1	—	—	3
Total revenues	$806	$298	$142	$12	$1,258

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
(2)
Fee revenues relate to fees for services other than securing coverage for our customers, including fees negotiated in lieu of commissions, and F&I products and services.
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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended March 31,
(in millions)	2025	2024
U.S.	$1,174	$1,099
U.K.	140	131
Other	90	28
Total revenues	$1,404	$1,258

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2025 and December 31, 2024 were as follows:

(in millions)	March 31, 2025	December 31, 2024
Contract assets	$709	$575
Contract liabilities	$113	$119

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2024 is due to normal seasonality, growth in the business and from businesses acquired in the current year.

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

As of March 31, 2025, deferred revenue consisted of $74 million as the current portion to be recognized within one year and $39 million in long-term to be recognized beyond one year. As of December 31, 2024, deferred revenue consisted of $80 million as the current portion to be recognized within one year and $39 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2025 and 2024, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $14 million and $16 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $124 million and $119 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company deferred $7 million of incremental cost to obtain customer contracts. The Company recorded an expense of $2 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2025.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $116 million and $145 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company had net expense of $32 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Net income attributable to the Company	$331	$293
Net income attributable to unvested awarded performance stock	(4)	(4)
Net income attributable to common shares	$327	$289
Weighted average number of common shares outstanding – basic	286	285
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3)	(4)
Weighted average number of common shares outstanding for basic net income per common share	283	281
Dilutive effect of potentially issuable common shares	2	2
Weighted average number of shares outstanding – diluted	285	283
Net income per share:
Basic	$1.16	$1.03
Diluted	$1.15	$1.02

NOTE 5 Business Combinations

During the three months ended March 31, 2025, Brown & Brown acquired all of the stock of three insurance intermediaries and purchased assets and assumed certain liabilities of ten insurance intermediaries for a total of 13 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations (“ASC 805”).

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

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the three months ended March 31, 2025 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	NBS Insurance Agency	Other (1)	Total
Business Segment	Wholesale	Various
Effective date of acquisition	March 1, 2025	Various
Cash paid	$54	$33	$87
Other payable	—	4	4
Recorded earn-out payable	—	5	5
Total consideration	54	42	96
Maximum potential earn-out payable	—	20	20
Allocation of purchase price:
Cash and equivalents	—	4	4
Fiduciary cash	13	3	16
Fiduciary receivables	—	19	19
Other current assets	2	—	2
Goodwill	33	22	55
Purchased customer accounts and other intangibles	17	13	30
Other assets	—	4	4
Total assets acquired	65	65	130
Fiduciary liabilities	(10)	(19)	(29)
Other current liabilities	(1)	(3)	(4)
Other long-term liabilities	—	(1)	(1)
Total liabilities assumed	(11)	(23)	(34)
Net assets acquired	$54	$42	$96
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful life of purchased customer accounts is 15 years.

Acquisition Earn-Out Payables

As of March 31, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Balance as of the beginning of the period	$167	$249
Additions to estimated acquisition earn-out payables	5	9
Payments for estimated acquisition earn-out payables	(26)	(52)
Subtotal	146	206
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(6)	(4)
Interest expense accretion	2	2
Net change in earnings from estimated acquisition earn-out payables	(4)	(2)
Foreign currency translation adjustments during the year	1	(1)
Balance as of March 31,	$143	$203

Of the $143 million of estimated acquisition earn-out payables as of March 31, 2025, $51 million was recorded as accounts payable and $92 million was recorded as other non-current liabilities. As of March 31, 2025, the maximum future acquisition contingency payments was $419 million. Four of the estimated acquisition earn-out payables include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2025 was $1 million. The Company believes a significant increase in this amount to be unlikely.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025 are as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Total
Balance as of December 31, 2024	$5,436	$1,884	$650	$7,970
Goodwill of acquired businesses	3	20	33	56
Goodwill adjustments during measurement period (1)	(1)	—	—	(1)
Goodwill disposed of relating to sales of businesses	(5)	—	—	(5)
Foreign currency translation adjustments during the year	74	13	4	91
Balance as of March 31, 2025	$5,507	$1,917	$687	$8,111

(1) Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	March 31, 2025				December 31, 2024
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts and other	$3,548	$(1,759)	$1,789	15	$3,557	$(1,718)	$1,839	15
Foreign currency translation adjustments during the year	37	(5)	32		(28)	3	(25)
Total	$3,585	$(1,764)	$1,821		$3,529	$(1,715)	$1,814

(1) Weighted average life calculated as of the date of acquisition.

Amortization expense for intangible assets for the years ending December 31, 2025, 2026, 2027, 2028 and 2029 is estimated to be $192 million, $185 million, $173 million, $166 million, and $149 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	—	150
Current portion of 5-year term loan facility expires 2027	50	50
Total current portion of long-term debt	75	225
Long-term debt:
Note agreements:
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	350	350
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2032	598	598
5.650% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2034	599	599
4.950% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2052	592	592
Total notes	2,839	2,839
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	162	169
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	400	250
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	350	362
Total credit agreements	912	781
Debt issuance costs (contra)	(20)	(21)
Total long-term debt, less unamortized discount and debt issuance costs	3,731	3,599
Current portion of long-term debt	75	225
Total debt	$3,806	$3,824

Note agreements: The Company maintains notes from issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of March 31, 2025 and December 31, 2024.

Credit agreements: On March 31, 2025, the Company repaid the outstanding balance on the 3-year term loan facility of $150 million.

The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $587 million and $756 million as of March 31, 2025 and December 31, 2024, respectively. There were outstanding balances on the Revolving Credit Facility of $400 million and $250 million as of March 31, 2025 and December 31, 2024, respectively.

The Company is required to maintain certain financial ratios and comply with certain covenants. The Company was in compliance with all such covenants as of March 31, 2025 and December 31, 2024.

At March 31, 2025, the 1-month Term SOFR Rate for the term loan due October 2026 and the term loan due March 2027 was 4.425%. At March 31, 2025, the 1-month Term SOFR Rate for the Revolving Credit Facility was 4.427%. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	$2,839	$2,641	$2,839	$2,602

The carrying value of the Company's borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our respective senior notes are considered Level 2 financial instruments, as their values are measured by using observable inputs, other than quoted prices in active markets.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease assets	$197	$200
Total assets		197	200
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	46	47
Non-current operating lease liabilities	Operating lease liabilities	186	189
Total liabilities		$232	$236

The components of lease cost for operating leases were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Operating leases:
Lease cost	$14	$14
Variable lease cost	1	1
Total lease cost net	$15	$15

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2025 were:

Weighted average remaining lease term in years	6.06
Weighted average discount rate	3.96%

Maturities of the operating lease liabilities by fiscal year at March 31, 2025 for the Company's operating leases are as follows:

(in millions)	Operating leases
2025 (Remainder)	$38
2026	50
2027	43
2028	34
2029	27
Thereafter	66
Total undiscounted lease payments	258
Less: imputed interest	26
Present value of lease payments	$232

Supplemental cash flow information for operating leases is as follows:

	Three months ended March 31,
(in millions)	2025	2024
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$16	$15
Right-of-use assets obtained in exchange for new operating liabilities	$6	$11

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the three months ended March 31, 2025, the Company had an impact of $22 million from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows due to the change in currency exchange rates primarily for British pounds.

Cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in millions)	2025	2024
Cash paid during the period for:
Interest	$58	$74
Income taxes, net of refunds	$14	$134

During 2024, the Company accrued for and deferred approximately $90 million related to certain federal income tax payments due to Hurricanes Debby and Milton tax relief. The deadline to pay these deferred tax payments is May 1, 2025.

During the three months ended March 31, 2024, the Company paid $91 million related to certain federal income tax payments that were deferred from 2023 due to Hurricane Idalia tax relief and paid approximately $30 million of tax payments associated with the gain on disposal of certain third-party claims administration and adjusting services businesses sold in the fourth quarter of 2023.

Significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in millions)	2025	2024
Other payables issued for agency acquisitions and purchased customer accounts	$4	$2
Estimated acquisition earn-out payables issued for agency acquisitions	$5	$9

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2025 and 2024.

(in millions)	March 31, 2025	December 31, 2024
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,470	$1,570
Non-restricted fiduciary cash	301	257
Total restricted and non-restricted fiduciary cash at the end of the period	$1,771	$1,827

	Balance as of March 31,
(in millions)	2025	2024
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$669	$581
Fiduciary cash	1,771	1,569
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$2,440	$2,150

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

Brown & Brown conducts most of its operations within the United States. International operations include retail operations based in Bermuda, Canada, Cayman Islands, Netherlands, Republic of Ireland and the United Kingdom, programs operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These operations earned $230 million and $159 million of total revenues for the three months ended March 31, 2025 and 2024, respectively.

The Company's chief operating decision maker ("CODM"), the president and chief executive officer, regularly receives information regarding total revenue, income before income taxes and earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables ("EBITDAC"). The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. The Company's CODM does not use segment assets to make resource allocation decisions, and therefore segment assets have not been presented.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended March 31, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$907	$328	$159	$1,394
Reconciliation of revenues
Other (1)				10
Total consolidated revenues				$1,404
Less: (2)
Employee compensation and benefits	447	113	86
Other operating expenses	122	69	22
(Gain)/loss on disposal	2	—	—
Depreciation and amortization	43	15	5
Interest expense	15	7	2
Change in estimated acquisition earn-out payables	(6)	2	—
Segment Income before income taxes	$284	$122	$44	$450
Reconciliation of income before income taxes
Other (1)				(23)
Consolidated Income before income taxes				$427

	Three months ended March 31, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$806	$298	$142	$1,246
Reconciliation of revenues
Other (1)				12
Total consolidated revenues				$1,258
Less: (2)
Employee compensation and benefits	400	109	77
Other operating expenses	115	63	19
(Gain)/loss on disposal	1	1	—
Depreciation and amortization	34	15	4
Interest expense	19	8	3
Change in estimated acquisition earn-out payables	(1)	1	(2)
Segment Income before income taxes	$238	$101	$41	$380
Reconciliation of income before income taxes
Other (1)				(16)
Consolidated Income before income taxes				$364

(1) "Other" includes any income and expenses not allocated to reportable segments and corporate-related items.

(2) Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

NOTE 13 Insurance Company Subsidiary Operations

The National Flood Insurance Program is administered by FEMA in which the Company sells and services NFIP flood insurance policies on behalf of FEMA and receives fees for its services. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies which are 100% ceded to a highly rated reinsurance carrier. The Company also operates two Captives for the purpose of facilitating additional underwriting capacity and to participate in a portion of the underwriting results. One Captive participates on a quota share basis for policies placed by certain of our MGU businesses that are currently focused on property insurance for earthquake and wind exposed properties with a portion of premiums ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses. The other Captive participates through excess of loss reinsurance layers associated with one of our MGU businesses focused on placements of personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements and therefore have capped, maximum aggregate limits. The effects of reinsurance on premiums written and earned are as follows:

	Three months ended March 31, 2025
(in millions)	Written	Earned
Direct premiums - WNFIC	$210	$250
Ceded premiums - WNFIC	(210)	(250)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	41	36
Ceded premiums - Quota share captive	(17)	(17)
Net premiums - Quota share captive and excess of loss layer captive	24	19
Net premiums - Total	$24	$19

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.1% gross expense allowance from January 1, 2025 through March 31, 2025. For the same period, the Company ceded $209 million of written premiums to FEMA for NFIP policies and $1 million to highly rated carriers for excess flood policies.

As of March 31, 2025 the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $445 million and prepaid reinsurance premiums of $480 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2025 through March 31, 2025, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of March 31, 2025 was $445 million. These balances primarily relate to claims activity from Hurricane Helene which occurred in late September 2024, and Hurricane Milton which occurred in early October 2024.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $46 million at March 31, 2025 and $44 million as of December 31, 2024. For the period from January 1, 2025 through March 31, 2025, WNFIC generated statutory net income of $1 million. For the period from January 1, 2024 through December 31, 2024, WNFIC generated statutory net income of $9 million. The maximum amount of ordinary dividends that WNFIC can pay in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On June 10, 2024, WNFIC paid an ordinary dividend of $7 million. The dividend was declared and approved by the WNFIC Board of Directors on May 28, 2024. The maximum dividend payout that may be made in 2025 without prior approval is $9 million.

In December 2021, the initial funding to capitalize the quota share Captive was $6 million. This capital in addition to earnings of $25 million through March 31, 2025 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the three months ended March 31, 2025, were $23 million and $18 million, respectively. For the three months ended March 31, 2025 the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $22 million. As of March 31, 2025, the Condensed Consolidated Balance Sheet contained deferred acquisitions costs of $60 million, reinsurance payable for $2 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $14 million. The first collateral release was received in March 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2024 with underlying reinsurance treaties effective from June 1, 2024 through May 31, 2025. This Captive’s maximum aggregate annual underwriting exposure is $2 million per occurrence. As of March 31, 2025, the Consolidated Balance Sheets contained the reserve for losses and loss adjustment expense of $4 million.

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

During the first quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on January 22, 2025 and paid on February 12, 2025 for a total of $43 million.

On April 28, 2025, the board of directors approved a quarterly cash dividend of $0.15 per share to be paid on May 21, 2025.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the two discussions should be read together.

GENERAL

Company Overview — First Quarter of 2025

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, please see “Information Regarding Non-GAAP Financial Measures” below concerning important information on non-GAAP financial measures contained in our discussion and analysis.

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

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase in the value of insurable exposure units, or a general decline in economic activity, could increase or decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on new business, customer retention and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

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

For the three months ended March 31, 2025, our total commissions and fees growth rate was 12.0%, and our consolidated Organic Revenue growth rate was 6.5%.

Historically, investment and other income has consisted primarily of interest earnings on operating cash and where permitted, on premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term money-market funds and fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects other miscellaneous revenues.

Income before income taxes for the three months ended March 31, 2025 increased from the first quarter of 2024 by $63 million or 17.3%, driven by Organic Revenue growth, leveraging our expense base, net new business, lower interest expense and acquisitions completed in the past twelve months.

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
•
EBITDAC - Adjusted is defined as EBITDAC, excluding (gain)/loss on disposal.
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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the first quarter of 2025, we acquired 687 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2024. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas is subject to uncertainty, because it requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended March 31,
(in millions, except percentages)	2025	2024	% Change
REVENUES
Core commissions and fees	$1,342	$1,191	12.7%
Profit-sharing contingent commissions	43	46	(6.5%)
Investment and other income	19	21	-9.5%
Total revenues	1,404	1,258	11.6%
EXPENSES
Employee compensation and benefits	683	631	8.2%
Other operating expenses	186	161	15.5%
Gain on disposal	2	2	—%
Amortization	53	43	23.3%
Depreciation	11	11	—%
Interest	46	48	(4.2)%
Change in estimated acquisition earn-out payables	(4)	(2)	100.0%
Total expenses	977	894	9.3%
Income before income taxes	427	364	17.3%
Income taxes	93	71	31.0%
Net income before non-controlling interests	334	293	14.0%
Less: Net income attributable to non-controlling interests	3	—
Net income attributable to the Company	$331	$293	13.0%
Income Before Income Taxes Margin (1)	30.4%	28.9%
EBITDAC - Adjusted (2)	$535	$466	14.8%
EBITDAC Margin - Adjusted (2)	38.1%	37.0%
Organic Revenue growth rate (2)	6.5%	8.6%
Employee compensation and benefits relative to total revenues	48.6%	50.2%
Other operating expenses relative to total revenues	13.2%	12.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended March 31, 2025 increased $148 million to $1,385 million, or 12.0%, over the same period in 2024. Core commissions and fees revenue for the first quarter of 2025 increased $151 million or 12.7%, composed of: (i) approximately $77 million of net new and renewal business, which reflects an Organic Revenue growth rate of 6.5%; (ii) $79 million from acquisitions that had no comparable revenues in the same period of 2024 and offsetting decreases from; (iii) the impact of Foreign Currency Translation of $2 million and (iv) $3 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the first quarter of 2025 decreased by $3 million, or 6.5%, compared to the same period in 2024.

Investment and Other Income

Investment and other income for the three months ended March 31, 2025 decreased $2 million from the same period in 2024. The decrease was primarily driven by lower average interest rates as compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 48.6% for the three months ended March 31, 2025 as compared to 50.2% for the three months ended March 31, 2024, an increase of 8.2%, or $52 million. This increase included $30 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $22 million, or 3.4%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) an increase in producer compensation associated with revenue growth; (iii) an increase in non-cash stock-based compensation driven by the strong financial performance of the Company and partially offset by (iv) the year-over-year decrease of approximately $13 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities.

Other Operating Expenses

Other operating expenses represented 13.2% of total revenues for the first quarter of 2025, as compared to 12.8% for the first quarter of 2024. Other operating expenses for the first quarter of 2025 increased $25 million, or 15.5%, from the same period of 2024. This change includes: (i) $9 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2024; (ii) increased information technology related costs; and (iii) the year-over-year increase of approximately $13 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above.

(Gain)/Loss on Disposal

(Gain)/Loss on disposal for the first quarter of 2025 was unchanged from the first quarter of 2024 at $2 million. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2025 increased $10 million, or 23.3%, compared to the first quarter of 2024. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the first quarter of 2025 remained flat at $11 million as compared to the first quarter of 2024. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the first quarter of 2025 decreased $2 million, or 4.2%, compared to the first quarter of 2024. The decrease was primarily driven by lower total debt outstanding as compared to the prior year.

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

As of March 31, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Change in fair value of estimated acquisition earn-out payables	$(6)	$(4)
Interest expense accretion	2	2
Net change in earnings from estimated acquisition earn-out payables	$(4)	$(2)

For the three months ending March 31, 2025 and 2024, the fair value of estimated earn-out payables was re-evaluated and resulted in decreases of $6 million and $4 million, respectively, which were credits to the Condensed Consolidated Statements of Income.

As of March 31, 2025, estimated acquisition earn-out payables totaled $143 million, of which $51 million was recorded as accounts payable and $92 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2025 and 2024 was 21.8% and 19.5%, respectively. The increase was driven primarily by the lower tax benefit associated with vesting of restricted stock awards in the first quarter of 2025 as compared to the first quarter of 2024.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2025 and 2024, and the growth rates for Organic Revenue for the three months ended March 31, 2025, including by segment, are as follows:

2025	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commissions and fees	$904	$804	$323	$292	$158	$141	$1,385	$1,237
Total change	$100		$31		$17		$148
Total growth %	12.4%		10.6%		12.1%		12.0%
Profit-sharing contingent commissions	(14)	(14)	(20)	(26)	(9)	(6)	(43)	(46)
Core commissions and fees	$890	$790	$303	$266	$149	$135	$1,342	$1,191
Acquisitions	(72)		(2)	—	(5)	—	(79)	—
Dispositions	—	(3)	—	—	—	—	—	(3)
Foreign Currency Translation		(1)		(1)		—		(2)
Organic Revenue (2)	$818	$786	$301	$265	$144	$135	$1,263	$1,186
Organic Revenue growth (2)	$32		$36		$9		$77
Organic Revenue growth rate (2)	4.1%		13.6%		6.7%		6.5%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$804	$731	$292	$254	$141	$123	$1,237	$1,108
Total change	$73		$38		$18		$129
Total growth %	10.0%		15.0%		14.6%		11.6%
Profit-sharing contingent commissions	(14)	(15)	(26)	(8)	(6)	(4)	(46)	(27)
Core commissions and fees	$790	$716	$266	$246	$135	$119	$1,191	$1,081
Acquisition revenues	(19)	—	(20)	—	(2)	—	(41)	—
Dispositions		(1)	—	(26)	—	—	—	(27)
Foreign Currency Translation		4		—		1		5
Organic Revenue (2)	$771	$719	$246	$220	$133	$120	$1,150	$1,059
Organic Revenue growth (2)	$52		$26		$13		$91
Organic Revenue growth rate (2)	7.2%		11.8%		10.8%		8.6%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2025, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$907	$328	$159	$10	$1,404
Income before income taxes	284	122	44	(23)	427
Income Before Income Taxes Margin(1)	31.3%	37.2%	27.7%	NMF	30.4%
Amortization	37	12	4	—	53
Depreciation	6	3	1	1	11
Interest	15	7	2	22	46
Change in estimated acquisition earn-out payables	(6)	2	—	—	(4)
EBITDAC(2)	336	146	51	—	533
EBITDAC Margin(2)	37.0%	44.5%	32.1%	NMF	38.0%
(Gain)/loss on disposal	2	—	—	—	2
EBITDAC - Adjusted(2)	$338	$146	$51	$—	$535
EBITDAC Margin - Adjusted(2)	37.3%	44.5%	32.1%	NMF	38.1%

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

Financial information relating to our Retail segment is as follows:

	Three months ended March 31,
(in millions, except percentages)	2025	2024	% Change
REVENUES
Core commissions and fees	$891	$789	12.9%
Profit-sharing contingent commissions	14	14	—%
Investment and other income	2	3	(33.3%)
Total revenues	907	806	12.5%
EXPENSES
Employee compensation and benefits	447	400	11.8%
Other operating expenses	122	115	6.1%
(Gain)/loss on disposal	2	1	100.0%
Amortization	37	29	27.6%
Depreciation	6	5	20.0%
Interest	15	19	(21.1%)
Change in estimated acquisition earn-out payables	(6)	(1)	NMF
Total expenses	623	568	9.7%
Income before income taxes	$284	$238	19.3%
Income Before Income Taxes Margin (1)	31.3%	29.5%
EBITDAC - Adjusted (2)	$338	$291	16.2%
EBITDAC Margin - Adjusted (2)	37.3%	36.1%
Organic Revenue growth rate (2)	4.1%	7.2%
Employee compensation and benefits relative to total revenues	49.3%	49.6%
Other operating expenses relative to total revenues	13.5%	14.3%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended March 31, 2025 increased 12.5%, or $101 million, as compared to the same period in 2024, to $907 million. The $102 million increase in core commissions and fees revenue was driven primarily by: (i) approximately $72 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $32 million related to net new and renewal business; and (iii) an offsetting decrease of $3 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions for the first quarter of 2025 remained flat at $14 million as compared to the same period in 2024. The Retail segment’s total commissions and fees increased by 12.7%, and the Organic Revenue growth rate was 4.1% for the first quarter of 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by timing of certain nonrecurring revenue and rate and exposure unit growth.

Income before income taxes for the three months ended March 31, 2025 increased 19.3%, or $46 million, as compared to the same period in 2024, to $284 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; (ii) a decrease in estimated acquisition earn-out payables, and (iii) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended March 31, 2025 increased 16.2%, or $47 million, as compared to the same period in 2024, to $338 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2025 increased to 37.3% from 36.1% in the same period in 2024. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) the net increase in revenue as described above; (ii) the timing of revenues associated with recent acquisitions; (iii) leveraging our expense base, which was partially offset by; (iv) higher non-cash stock-based compensation.

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

Financial information relating to our Programs segment is as follows:

	Three months ended March 31,
(in millions, except percentages)	2025	2024	% Change
REVENUES
Core commissions and fees	$303	$266	13.9%
Profit-sharing contingent commissions	20	26	(23.1)%
Investment and other income	5	6	(16.7)%
Total revenues	328	298	10.1%
EXPENSES
Employee compensation and benefits	113	109	3.7%
Other operating expenses	69	63	9.5%
(Gain)/loss on disposal	—	1	(100.0)%
Amortization	12	11	9.1%
Depreciation	3	4	(25.0)%
Interest	7	8	(12.5)%
Change in estimated acquisition earn-out payables	2	1	100.0%
Total expenses	206	197	4.6%
Income before income taxes	$122	$101	20.8%
Income Before Income Taxes Margin (1)	37.2%	33.9%
EBITDAC - Adjusted (2)	$146	$126	15.9%
EBITDAC Margin - Adjusted (2)	44.5%	42.3%
Organic Revenue growth rate (2)	13.6%	11.8%
Employee compensation and benefits relative to total revenues	34.5%	36.6%
Other operating expenses relative to total revenues	21.0%	21.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Programs segment’s total revenues for the three months ended March 31, 2025 increased 10.1%, or $30 million, as compared to the same period in 2024, to $328 million. The $37 million increased in core commissions and fees revenue was driven primarily by: (i) approximately $2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; and (ii) approximately $36 million of net new business, renewal business, and fee revenues. Profit-sharing contingent commissions for the first quarter of 2025 decreased approximately $6 million as compared to the first quarter of 2024. This decrease is a result of the prior year including approximately $7 million resulting from the finalization of the calculation of profit-sharing contingent commissions that were estimated and accrued in 2023.

The Programs segment’s total commissions and fees increased by 10.6%, and the Organic Revenue growth rate was 13.6% for the three months ended March 31, 2025. The Organic Revenue growth was driven by hurricane claims revenue, good retention, and exposure unit expansion, but was partially offset by declining rates on catastrophe ("CAT") property.

Income before income taxes for the three months ended March 31, 2025 increased 20.8%, or $21 million, as compared to the same period in 2024, to $122 million. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below as well as lower year over year interest expense and depreciation.

EBITDAC - Adjusted for the three months ended March 31, 2025 increased 15.9%, or $20 million, from the same period in 2024, to $146 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2025 increased to 44.5% from 42.3% in the same period in 2024. EBITDAC Margin - Adjusted increased due to strong Organic Revenue growth and leveraging our expense base.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 85% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment is as follows:

	Three months ended March 31,
(in millions, except percentages)	2025	2024	% Change

REVENUES
Core commissions and fees	$149	$135	10.4%
Profit-sharing contingent commissions	9	6	50.0%
Investment and other income	1	1	—%
Total revenues	159	142	12.0%
EXPENSES
Employee compensation and benefits	86	77	11.7%
Other operating expenses	22	19	15.8%
(Gain)/loss on disposal	—	—	NMF
Amortization	4	3	33.3%
Depreciation	1	1	—%
Interest	2	3	(33.3%)
Change in estimated acquisition earn-out payables	—	(2)	(100.0%)
Total expenses	115	101	13.9%
Income before income taxes	$44	$41	7.3%
Income Before Income Taxes Margin (1)	27.7%	28.9%
EBITDAC - Adjusted (2)	$51	$46	10.9%
EBITDAC Margin - Adjusted (2)	32.1%	32.4%
Organic Revenue growth rate (2)	6.7%	10.8%
Employee compensation and benefits relative to total revenues	54.1%	54.2%
Other operating expenses relative to total revenues	13.8%	13.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended March 31, 2025 increased 12.0%, or $17 million, as compared to the same period in 2024, to $159 million. The $14 million net increase in core commissions and fees revenue was driven primarily by: (i) $9 million related to net new and renewal business and (ii) $5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024. Profit-sharing contingent commissions for the first quarter of 2025 increased $3 million compared to the first quarter of 2024, driven by improved underwriting results, increased written premium and finalization of prior year estimates of profit-sharing contingent commissions. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 12.1%, and the Organic Revenue growth rate was 6.7% for the first quarter of 2025. The Organic Revenue growth rate was driven by net new business and exposure unit increases, which was partially offset by rate decreases for CAT property.

Income before income taxes for the three months ended March 31, 2025 increased 7.3%, or $3 million, as compared to the same period in 2024, to $44 million due primarily to the growth of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the three months ended March 31, 2025 increased 10.9%, or $5 million, as compared to the same period in 2024, to $51 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2025 decreased to 32.1% from 32.4%, as compared to the same period in 2024. EBITDAC Margin - Adjusted decreased due to: (i) a higher impact of foreign exchange rate changes; and (ii) higher non-cash stock-based compensation, which were partially offset by leveraging our expense base.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which as of March 31, 2025 provided up to $400 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement, dated March 31, 2022, which provided term loan capacity of $800 million (the “Loan Agreement”), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next 12 months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,300 million of incremental borrowing capacity as of March 31, 2025.

Cash and cash equivalents totaled $669 million at March 31, 2025 reflecting a decrease of $6 million from the $675 million balance at December 31, 2024.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, non-cash stock based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities (the “current ratio”) was 1.20 and 1.10 for March 31, 2025 and December 31, 2024, respectively.

Cash flows generated from operating activities totaled $213 million and $13 million for the three-month periods ended March 31, 2025 and 2024, respectively, representing an increase of $200 million. Operating cash flows generated in 2025 included $334 million from net income before non-controlling interests with $83 million of non-cash adjustments, offset by $204 million from changes in working capital. The growth in cash from operations is primarily due to higher operating margins resulting from strong Organic Revenue growth and a $120 million reduction in our taxes paid, net of refunds related to the 2023 deferral of $121 million related to certain federal income tax payments due to Hurricane Idalia tax relief, which was announced by the Internal Revenue Service ("IRS") on August 30, 2023. These deferred income tax payments were paid by the IRS deadline of February 15, 2024.

Investing Cash Flows

Cash flows used for investing activities were $79 million and $88 million for the three-month periods ended March 31, 2025 and 2024, respectively, a decrease of $9 million, or 10.2%.

Acquisitions

During the three-month period ended March 31, 2025, the Company completed 13 acquisitions (including book purchases) and paid $67 million, net of cash, and cash and cash equivalents held in a fiduciary capacity acquired, most notably for the purchase of NBS Insurance Agency for $54 million. Net cash paid for acquisitions decreased $9 million in the three-month period ended March 31, 2025, down from $76 million during the same period in 2024.

Dispositions

The Company received cash proceeds from the sale of businesses, fixed assets and customer accounts totaling $9 million during the three-month period ended March 31, 2025 compared to no proceeds received in the same period in 2024.

Capital Expenditures

Capital expenditures amounted to $17 million and $13 million in the three-month periods ended March 31 2025 and 2024, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Cash flows used in financing activities totaled $218 million and $67 million in the three-month periods ended March 31, 2025 and 2024, respectively, an increase of $151 million.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect a decrease of $90 million and $26 million in the three-month periods ended March 31, 2025 and 2024, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Payments on acquisition earn-outs related to the original acquisition date estimates totaled $26 million and $39 million in the three-month periods ended March 31, 2025 and 2024, respectively.

Dividends

During the three-month periods ended March 31, 2025 and 2024, respectively, the Company paid cash dividends of $43 million and $38 million, respectively, an increase of $5 million, or 13.2%. On April 28, 2025, the board of directors approved a quarterly cash dividend of $0.15 per share to be paid on May 21, 2025.

Debt

Net payments from long term debt totaled $19 million in the three-month period ended March 31, 2025, compared to net cash proceeds of $87 million in the same period of 2024.

Total debt at March 31, 2025 was $3,806 million net of unamortized discount and debt issuance costs, which was a decrease of $18 million compared to December 31, 2024. The decrease includes the repayment of $169 million of floating-rate debt balance, offset by $150 million of net additions to the Revolving Credit Facility and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $1 million.

During the three months ended March 31, 2025, the Company repaid $7 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $187 million as of March 31, 2025. The Company's next scheduled principal payment is due in June 2025 and is equal to $6 million.

During the three months ended March 31, 2025, the Company repaid $12 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $400 million as of March 31, 2025. The Company’s next scheduled principal payment is $13 million due in June 2025.

During the three months ended March 31, 2025, the Company repaid the outstanding balance on the Term A-1 Loan Commitment (the “Term A-1 Loan Commitment”) of $150 million related to the Loan Agreement, in accordance with the terms of the Loan Agreement using proceeds from the Revolving Credit Facility in connection with the Second Amended and Restated Credit Agreement.

Contractual Cash Obligations

As of March 31, 2025, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,838	$75	$913	$350	$2,500
Other liabilities	252	13	21	18	200
Operating leases	258	51	89	58	60
Interest obligations	1,543	177	280	226	860
Maximum future acquisition contingent payments (1)	419	123	291	5	—
Total contractual cash obligations (2)	$6,310	$439	$1,594	$657	$3,620

(1)
Includes $143 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Four of the estimated acquisition earn-out payables assumed included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2025 is $1 million. The Company believes a significant increase in this amount is unlikely.
(2)
Does not include approximately $43 million of current liability for a dividend of $0.15 per share approved by the Board of Directors on April 28, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at March 31, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2025, we had $987 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of March 31, 2025, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2025. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2025, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2025:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
January 1, 2025 to January 31, 2025	19,993	$105.55	—	$249
February 1, 2025 to February 28, 2025	345,299	111.65	—	249
March 1, 2025 to March 31, 2025	104	118.20	—	249
Total	365,396	$111.32	—	$249

(1)
All shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards under our 2019 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $373 million to bring the total available share repurchase authorization to approximately $500 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $250 million. Between January 1, 2014 and March 31, 2025, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the first quarter of 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

10.1**	Service Agreement, dated as of February 23, 2025, between the Registrant and Stephen P. Hearn.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 28, 2025	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)