Form 10-Q
period 2025-06-30
BROWN & BROWN, INC.
filed 2025-07-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 25, 2025 was 329,842,812.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
Risks with respect to the timing and completion of the acquisition of RSC Topco, Inc. (“RSC” or “Accession”), a Delaware corporation (the “Transaction”);
•
The possibility that the anticipated benefits, including any anticipated costs saving and strategies, of the Transaction are not realized when expected or at all;
•
Risks related to the financing of the Transaction, including that financing the Transaction will result in an increase in the Company’s indebtedness;
•
Risks relating to the financial information related to Accession;
•
Risks related to Accession’s business, including underwriting risk in connection with certain captive insurance companies;
•
The risk that certain assumptions the Company has made relating to the Transaction prove to be materially inaccurate;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
REVENUES
Commissions and fees	$1,249	$1,154	$2,634	$2,390
Investment and other income	36	24	55	45
Total revenues	1,285	1,178	2,689	2,435
EXPENSES
Employee compensation and benefits	640	585	1,323	1,216
Other operating expenses	211	173	398	334
(Gain)/loss on disposal	—	(31)	1	(29)
Amortization	50	44	103	86
Depreciation	11	11	23	21
Interest	51	49	96	97
Change in estimated acquisition earn-out payables	11	1	7	(2)
Total expenses	974	832	1,951	1,723
Income before income taxes	311	346	738	712
Income taxes	77	87	169	159
Net income before non-controlling interests	234	259	569	553
Less: Net income attributable to non-controlling interests	3	2	6	3
Net income attributable to the Company	$231	$257	$563	$550
Net income per share:
Basic	$0.79	$0.90	$1.94	$1.93
Diluted	$0.78	$0.90	$1.93	$1.92

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income attributable to the Company	$231	$257	$563	$550
Foreign currency translation gain/(loss)	247	4	371	(28)
Comprehensive income attributable to the Company	$478	$261	$934	$522

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,893	$675
Fiduciary cash	2,026	1,827
Commission, fees and other receivables	1,055	895
Fiduciary receivables	1,212	1,116
Reinsurance recoverable	385	1,527
Prepaid reinsurance premiums	529	520
Other current assets	343	364
Total current assets	14,443	6,924
Fixed assets, net	334	319
Operating lease assets	198	200
Goodwill	8,365	7,970
Amortizable intangible assets, net	1,866	1,814
Other assets	430	385
Total assets	$25,636	$17,612
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,238	$2,943
Losses and loss adjustment reserve	400	1,543
Unearned premiums	632	577
Accounts payable	382	373
Accrued expenses and other liabilities	530	653
Current portion of long-term debt	75	225
Total current liabilities	5,257	6,314
Long-term debt less unamortized discount and debt issuance costs	7,470	3,599
Operating lease liabilities	186	189
Deferred income taxes, net	721	711
Other liabilities	385	362
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 350 shares and outstanding 330 shares at 2025, issued 306 shares and outstanding 286 shares at 2024, respectively	35	31
Additional paid-in capital	5,441	1,118
Treasury stock, at cost 20 shares at 2025 and 2024	(748)	(748)
Accumulated other comprehensive income/(loss)	262	(109)
Non-controlling interests	23	17
Retained earnings	6,604	6,128
Total equity	11,617	6,437
Total liabilities and equity	$25,636	$17,612

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2024	286	$31	$1,118	$(748)	$(109)	$6,128	$17	$6,437
Net income						331	3	334
Foreign currency translation					124			124
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at March 31, 2025	287	$31	$1,107	$(748)	$15	$6,416	$20	$6,841
Net income						231	3	234
Foreign currency translation					247			247
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Shares issued - public offering	43	4	4,311					4,315
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(1)					(1)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at June 30, 2025	330	$35	$5,441	$(748)	$262	$6,604	$23	$11,617

Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293		293
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				9	10
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.13 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787
Net income						257	2	259
Foreign currency translation					4			4
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Directors			1					1
Cash dividends paid ($0.13 per share)						(37)		(37)
Balance at June 30, 2024	285	$30	$1,027	$(748)	$(47)	$5,764	$11	$6,037

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before non-controlling interests	$569	$553
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	103	86
Depreciation	23	21
Non-cash stock-based compensation	52	52
Change in estimated acquisition earn-out payables	7	(2)
Deferred income taxes	(2)	(3)
Net loss/(gain) on sales/disposals of investments, businesses, fixed assets and customer accounts	2	(29)
Payments on acquisition earn-outs in excess of original estimated payables	(1)	(31)
Other	2	2
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(139)	(140)
Reinsurance recoverable (increase) decrease	1,142	26
Prepaid reinsurance premiums (increase) decrease	(9)	(21)
Other assets (increase) decrease	(11)	(80)
Losses and loss adjustment reserve increase (decrease)	(1,143)	(23)
Unearned premiums increase (decrease)	55	140
Accounts payable increase (decrease)	5	(54)
Accrued expenses and other liabilities increase (decrease)	(132)	(109)
Other liabilities increase (decrease)	15	(15)
Net cash provided by operating activities	538	373
Cash flows from investing activities:
Additions to fixed assets	(32)	(39)
Payments for businesses acquired, net of cash acquired	(161)	(98)
Proceeds from sales of businesses, fixed assets and customer accounts	10	58
Other investing activities	(4)	2
Net cash used in investing activities	(187)	(77)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	119	248
Payments on acquisition earn-outs	(45)	(65)
Proceeds from long-term debt	4,192	599
Payments on long-term debt	(188)	(175)
Deferred debt issuance costs	(36)	(5)
Borrowings on revolving credit facility	150	150
Payments on revolving credit facility	(400)	(250)
Proceeds from issuance of common stock, net of expenses	4,315	—
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(41)	(54)
Cash dividends paid	(86)	(75)
Other financing activities	1	2
Net cash provided by financing activities	7,981	375
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	85	—
Net increase in cash and cash equivalents inclusive of fiduciary cash	8,417	671
Cash and cash equivalents inclusive of fiduciary cash at beginning of period	2,502	2,303
Cash and cash equivalents inclusive of fiduciary cash at end of period	$10,919	$2,974

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The Company is currently assessing its impact on the Condensed Consolidated Financial Statements.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$483	$254	$141	$—	$878
Fees (2)	173	66	29	—	268
Other supplemental commissions (3)	31	7	3	—	41
Profit-sharing contingent commissions (4)	7	30	8	—	45
Earned premium (5)	—	17	—	—	17
Investment income (6)	3	6	1	25	35
Other income, net (7)	—	1	—	—	1
Total revenues	$697	$381	$182	$25	$1,285

	Three months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$449	$243	$129	$—	$821
Fees (2)	156	61	24	(1)	240
Other supplemental commissions (3)	32	6	1	—	39
Profit-sharing contingent commissions (4)	7	25	4	—	36
Earned premium (5)	—	18	—	—	18
Investment income (6)	1	5	1	15	22
Other income, net (7)	1	1	—	—	2
Total revenues	$646	$359	$159	$14	$1,178

	Six months ended June 30, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$1,099	$473	$264	$—	$1,836
Fees (2)	350	131	53	(1)	533
Other supplemental commissions (3)	128	8	5	—	141
Profit-sharing contingent commissions (4)	22	49	17	—	88
Earned premium (5)	—	36	—	—	36
Investment income (6)	4	11	2	36	53
Other income, net (7)	1	1	—	—	2
Total revenues	$1,604	$709	$341	$35	$2,689

	Six months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Other (8)	Total
Base commissions (1)	$996	$449	$242	$—	$1,687
Fees (2)	312	110	43	(2)	463
Other supplemental commissions (3)	119	7	4	—	130
Profit-sharing contingent commissions (4)	21	51	10	—	82
Earned premium (5)	—	28	—	—	28
Investment income (6)	2	10	2	26	40
Other income, net (7)	2	2	—	1	5
Total revenues	$1,452	$657	$301	$25	$2,435

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
U.S.	$1,073	$1,006	$2,247	$2,105
U.K.	164	144	304	275
Other	48	28	138	55
Total revenues	$1,285	$1,178	$2,689	$2,435

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2025 and December 31, 2024 were as follows:

(in millions)	June 30, 2025	December 31, 2024
Contract assets	$649	$575
Contract liabilities	$115	$119

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

As of June 30, 2025, deferred revenue totaled $115 million and consisted of $75 million and $40 million classified as short term and long term, respectively. As of December 31, 2024, deferred revenue totaled $119 million and consisted of $80 million and $39 million classified as short term and long term, respectively.

During the six months ended June 30, 2025 and 2024, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $22 million and $21 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $130 million and $119 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, the Company deferred $16 million of incremental cost to obtain customer contracts. The Company recorded an expense of $5 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2025.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $126 million and $145 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, the Company had net expense of $23 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to the Company	$231	$257	$563	$550
Net income attributable to unvested awarded performance stock	(3)	(3)	(6)	(6)
Net income attributable to common shares	$228	$254	$557	$544
Weighted average number of common shares outstanding – basic	295	285	291	285
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3)	(3)	(4)	(4)
Weighted average number of common shares outstanding for basic net income per common share	292	282	287	281
Dilutive effect of potentially issuable common shares	1	1	2	2
Weighted average number of shares outstanding – diluted	293	283	289	283
Net income per share:
Basic	$0.79	$0.90	$1.94	$1.93
Diluted	$0.78	$0.90	$1.93	$1.92

NOTE 5 Business Combinations

During the six months ended June 30, 2025, Brown & Brown acquired all of the stock of nine insurance intermediaries, purchased assets and assumed certain liabilities of 13 insurance intermediaries, and purchased seven books of business (customer accounts) for a total of 29 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations (“ASC 805”).

On June 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among RSC, the Company, Encore Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Kelso RSC (Investor), L.P., a Delaware limited partnership, solely in its capacity as the equityholder representative, pursuant to which the Company will acquire RSC, the holding company for Accession Risk Management Group, Inc., a North American insurance distribution platform with a family of specialty insurance and risk management companies, including Risk Strategies, a dynamic specialty brokerage firm, and One80 Intermediaries, a leading insurance wholesaler and program manager. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions and regulatory approvals. The aggregate purchase price is $9,825 million, payable at closing, subject to certain customary post-closing adjustments. After adjustments, the net merger consideration payable at closing is expected to be approximately $9,400 million, composed of approximately $8,100 million in cash and approximately $1,300 million in shares of the Company’s common stock, par value $0.10 per share. A portion of the merger consideration will be held in escrow pursuant to certain indemnification arrangements. We expect to fund the acquisition using cash raised from our June 2025 follow-on common stock offering and senior notes issuance.

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

For the six months ended June 30, 2025, adjustments were made within the permitted measurement period, which increased total net assets acquired by $5 million and decreased goodwill by $5 million. These measurement-period adjustments have been reflected as current period adjustments in the six months ended June 30, 2025 in accordance with the guidance in ASC 805. The measurement-period adjustments had no effect on earnings or cash in the current period.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the six months ended June 30, 2025 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	NBS Insurance Agency	Tim Parkman, Inc.	Other (1)	Total
Business Segment	Wholesale	Wholesale	Various
Effective date of acquisition	March 1, 2025	May 1, 2025	Various
Cash paid	$54	$69	$60	$183
Other payable	—	6	4	10
Recorded earn-out payable	—	4	13	17
Total consideration	54	79	77	210
Maximum potential earn-out payable	—	23	25	48
Allocation of purchase price:
Cash and equivalents	—	—	5	5
Fiduciary cash	13	—	4	17
Fiduciary receivables	—	—	22	22
Other current assets	4	—	1	5
Goodwill	30	60	42	132
Purchased customer accounts and other intangibles (2)	17	19	25	61
Other assets	—	—	4	4
Total assets acquired	64	79	103	246
Fiduciary liabilities	(10)	—	(22)	(32)
Other current liabilities	—	—	(3)	(3)
Other long-term liabilities	—	—	(1)	(1)
Total liabilities assumed	(10)	—	(26)	(36)
Net assets acquired	$54	$79	$77	$210
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition and adjustments from prior year acquisitions that were made within the permitted measurement period.
(2)
The weighted average useful life of purchased customer accounts is 15 years.

For the acquisitions completed during 2025, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues and income before income taxes from acquisitions completed through June 30, 2025 included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2025 were $18 million and $3 million, respectively.

If the Company's 2025 acquisitions had occurred as of the beginning of 2024, the estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the six months ended June 30,
(in millions, except per share data)	2025	2024
Total revenues	$2,701	$2,471
Net income	$565	$555
Net income per share:
Basic	$1.97	$1.97
Diluted	$1.95	$1.96

Acquisition Earn-Out Payables

As of June 30, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Balance as of the beginning of the period	$143	$203	$167	$249
Additions to estimated acquisition earn-out payables	12	10	17	19
Payments for estimated acquisition earn-out payables	(20)	(45)	(46)	(96)
Subtotal	135	168	138	172
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	9	(2)	4	(7)
Interest expense accretion	2	3	3	5
Net change in earnings from estimated acquisition earn-out payables	11	1	7	(2)
Foreign currency translation adjustments during the year	5	—	6	(1)
Balance as of June 30,	$151	$169	$151	$169

Of the $151 million of estimated acquisition earn-out payables as of June 30, 2025, $63 million was recorded as accounts payable and $88 million was recorded as other non-current liabilities. As of June 30, 2025, the maximum future acquisition contingency payments was $429 million. Four of the estimated acquisition earn-out payables include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2025 is $1 million. The Company believes a significant increase to this amount to be unlikely.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025 are as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Total
Balance as of December 31, 2024	$5,436	$1,884	$650	$7,970
Goodwill of acquired businesses	21	24	92	137
Goodwill adjustments during measurement period (1)	(5)	—	—	(5)
Goodwill disposed of relating to sales of businesses	(5)	—	—	(5)
Foreign currency translation adjustments during the year	218	41	9	268
Balance as of June 30, 2025	$5,665	$1,949	$751	$8,365
(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$3,544	$(1,776)	$1,768	$3,557	$(1,718)	$1,839
Foreign currency translation adjustments during the year	112	(14)	98	(28)	3	(25)
Total	$3,656	$(1,790)	$1,866	$3,529	$(1,715)	$1,814

Amortization expense for intangible assets for the years ending December 31, 2025, 2026, 2027, 2028 and 2029 is estimated to be $194 million, $189 million, $177 million, $171 million, and $154 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	—	150
Current portion of 5-year term loan facility expires 2027	50	50
Total current portion of long-term debt	75	225
Long-term debt:
Note agreements:
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	—
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	—
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	—
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	—
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	—
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	—
Total notes	7,050	2,850
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	156	169
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	250
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	338	362
Total credit agreements	494	781
Unamortized portion of debt discounts related to note agreements (contra)	(19)	(11)
Debt issuance costs (contra)	(55)	(21)
Total long-term debt, less unamortized discount and debt issuance costs	7,470	3,599
Current portion of long-term debt	75	225
Total debt	$7,545	$3,824

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Notes Underwriting Agreement contains customary representations, warranties and covenants of the Company, conditions to closing, termination provisions and other terms and conditions customary in agreements of this type. The Notes Underwriting Agreement also contains customary indemnification and contribution rights and obligations of the Company and the Notes Underwriters. The Company intends to use the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. If the acquisition of Accession is not consummated, each of the notes described above has a special mandatory redemption feature and would require repayment except for the 2035 Notes, for which the Company intends to use the proceeds for general corporate purposes. As of June 30, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of June 30, 2025 and December 31, 2024.

Credit agreements: On March 31, 2025, the Company repaid the outstanding balance on the 3-year term loan facility of $150 million.

The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $569 million and $756 million as of June 30, 2025 and December 31, 2024, respectively. There were no outstanding balances on the Revolving Credit Facility as of June 30, 2025 and $250 million outstanding as of December 31, 2024.

The Company is required to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2025 and December 31, 2024.

At June 30, 2025, the 1-month Term SOFR Rate for the term loan due October 2026 and the term loan due March 2027 was 4.427%. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	$7,031	$6,961	$2,839	$2,602

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease assets	$198	$200
Total assets		198	200
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	46	47
Non-current operating lease liabilities	Operating lease liabilities	186	189
Total liabilities		$232	$236

The components of lease cost for operating leases were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Operating leases:
Lease cost	$16	$14	$30	$28
Variable lease cost	2	1	2	2
Operating lease cost	18	15	32	30
Sublease income	(1)	—	(1)	(1)
Total lease cost net	$17	$15	$31	$29

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2025 were:

Weighted average remaining lease term in years	5.96
Weighted average discount rate	4.00%

Maturities of the operating lease liabilities by fiscal year at June 30, 2025 for the Company's operating leases are as follows:

(in millions)	Operating leases
2025 (Remainder)	$26
2026	54
2027	45
2028	36
2029	29
Thereafter	70
Total undiscounted lease payments	260
Less: imputed interest	28
Present value of lease payments	$232

Supplemental cash flow information for operating leases is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$17	$15	$33	$30
Right-of-use assets obtained in exchange for new operating liabilities	$9	$13	$15	$25

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the six months ended June 30, 2025, the Company had an impact of $85 million from foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows due to the change in currency exchange rates.

Cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in millions)	2025	2024
Cash paid during the period for:
Interest	$90	$94
Income taxes, net of refunds	$268	$267

During 2024, the Company accrued for and deferred approximately $90 million related to certain federal income tax payments due to Hurricanes Debby and Milton tax relief. These deferrals of income tax payments were paid by the deadline of May 1, 2025.

During the six months ended June 30, 2024, the Company paid $91 million related to certain federal income tax payments that were deferred from 2023 due to Hurricane Idalia tax relief and paid approximately $30 million of tax payments associated with the gain on disposal of certain third-party claims administration and adjusting services businesses sold in the fourth quarter of 2023.

Significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in millions)	2025	2024
Other payables issued for agency acquisitions and purchased customer accounts	$10	$7
Estimated acquisition earn-out payables issued for agency acquisitions	$17	$19

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2025 and 2024.

(in millions)	June 30, 2025	December 31, 2024
Table to reconcile restricted and non-restricted fiduciary cash
Restricted fiduciary cash	$1,674	$1,570
Non-restricted fiduciary cash	352	257
Total restricted and non-restricted fiduciary cash at the end of the period	$2,026	$1,827

	Balance as of June 30,
(in millions)	2025	2024
Table to reconcile cash and cash equivalents inclusive of fiduciary cash
Cash and cash equivalents	$8,893	$1,107
Fiduciary cash	2,026	1,867
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$10,919	$2,974

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

Brown & Brown conducts most of its operations within the U.S. International operations include retail operations based in Bermuda, Canada, Cayman Islands, the Netherlands, Republic of Ireland and the United Kingdom; programs operations in Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom; and wholesale brokerage operations based in Belgium, Hong Kong, Italy and the United Kingdom. These international operations earned $212 million and $172 million of total revenues for the three months ended June 30, 2025 and 2024, respectively. These international operations earned $442 million and $330 million of total revenues for the six months ended June 30, 2025 and 2024, respectively.

The Company's chief operating decision maker ("CODM"), the president and chief executive officer, regularly receives information regarding total revenue, income before income taxes and earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables ("EBITDAC"). The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. The Company's CODM does not use segment assets to make resource allocation decisions; and therefore, segment assets have not been presented.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended June 30, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$697	$381	$182	$1,260
Reconciliation of revenues
Other (1)				25
Total consolidated revenues				$1,285
Less: (2)
Employee compensation and benefits	385	109	93
Other operating expenses	120	71	27
(Gain)/loss on disposal	—	—	—
Depreciation and amortization	41	15	4
Interest expense	15	6	3
Change in estimated acquisition earn-out payables	9	—	2
Segment Income before income taxes	$127	$180	$53	$360
Reconciliation of income before income taxes
Other (1)				(49)
Consolidated Income before income taxes				$311

	Three months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$646	$359	$159	$1,164
Reconciliation of revenues
Other (1)				14
Total consolidated revenues				$1,178
Less: (2)
Employee compensation and benefits	355	111	82
Other operating expenses	110	70	24
(Gain)/loss on disposal	(2)	(29)	—
Depreciation and amortization	34	16	4
Interest expense	19	7	3
Change in estimated acquisition earn-out payables	1	1	(1)
Segment Income before income taxes	$129	$183	$47	$359
Reconciliation of income before income taxes
Other (1)				(13)
Consolidated Income before income taxes				$346

(1) "Other" includes any income and expenses not allocated to reportable segments and corporate-related items.

(2) Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Six months ended June 30, 2025
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$1,604	$709	$341	$2,654
Reconciliation of revenues
Other (1)				35
Total consolidated revenues				$2,689
Less: (2)
Employee compensation and benefits	833	222	179
Other operating expenses	241	140	49
(Gain)/loss on disposal	1	—	—
Depreciation and amortization	85	31	8
Interest expense	30	12	6
Change in estimated acquisition earn-out payables	3	2	2
Segment Income before income taxes	$411	$302	$97	$810
Reconciliation of income before income taxes
Other (1)				(72)
Consolidated Income before income taxes				$738

	Six months ended June 30, 2024
(in millions)	Retail	Programs	Wholesale Brokerage	Total
Total segment revenues	$1,452	$657	$301	$2,410
Reconciliation of revenues
Other (1)				25
Total consolidated revenues				$2,435
Less: (2)
Employee compensation and benefits	755	219	158
Other operating expenses	225	133	44
(Gain)/loss on disposal	(1)	(28)	—
Depreciation and amortization	68	31	8
Interest expense	38	16	6
Change in estimated acquisition earn-out payables	—	1	(3)
Segment Income before income taxes	$367	$285	$88	$740
Reconciliation of income before income taxes
Other (1)				(28)
Consolidated Income before income taxes				$712

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

	Six months ended June 30, 2025
(in millions)	Written	Earned
Direct premiums - WNFIC	$516	$507
Ceded premiums - WNFIC	(516)	(507)
Net premiums - WNFIC	—	—
Assumed premiums - Quota share captive and excess of loss layer captive	114	70
Ceded premiums - Quota share captive	(34)	(34)
Net premiums - Quota share captive and excess of loss layer captive	80	36
Net premiums - Total	$80	$36

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.1% gross expense allowance from January 1, 2025 through June 30, 2025. For the same period, the Company ceded $514 million of written premiums to FEMA for NFIP policies and $2 million to highly rated carriers for excess flood policies.

As of June 30, 2025 the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $383 million and prepaid reinsurance premiums of $529 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2025 through June 30, 2025, as the Company's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of June 30, 2025 was $383 million. These balances primarily relate to claims activity from hurricane activity in 2024.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $36 million at June 30, 2025 and $44 million as of December 31, 2024. For the period from January 1, 2025 through June 30, 2025, WNFIC generated minimal statutory net income. For the period from January 1, 2024 through December 31, 2024, WNFIC generated statutory net income of $9 million. The maximum amount of ordinary dividends that WNFIC can pay in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On June 27, 2025, WNFIC paid an ordinary dividend of $9 million. The dividend was declared and approved by the WNFIC Board of Directors on May 30, 2025. The maximum dividend payout that may be made in 2025 without prior approval is $9 million.

In December 2021, the initial funding to capitalize the quota share Captive was $6 million. This capital in addition to earnings of $31 million through June 30, 2025 is considered at risk for loss. Assumed net written and net earned premiums for the quota share Captive for the six months ended June 30, 2025, were $79 million and $36 million, respectively. For the six months ended June 30, 2025, the ultimate loss expense inclusive of incurred but not reported ("IBNR") claims was $24 million. As of June 30, 2025, the Condensed Consolidated Balance Sheet contained deferred acquisitions costs of $78 million, reinsurance payable for $5 million, and the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, was $14 million. The first collateral release was received in March 2024 and is based on an IBNR factor times earned premium compared to the current collateral balance.

The excess of loss layer Captive was renewed in June 2025 with underlying reinsurance treaties effective from June 1, 2025 through May 31, 2026. This Captive’s maximum aggregate annual underwriting exposure is $2 million per occurrence, up to $4 million.

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

During the first quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on January 22, 2025 and paid on February 12, 2025 for a total of $43 million. During the second quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on April 28, 2025 and paid on May 21, 2025 for a total of $43 million.

On June 10, 2025, the Company entered into an Underwriting Agreement (the “Common Stock Underwriting Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Common Stock Underwriters”), with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company intends to use the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the Merger Agreement and to pay fees and expenses associated with the foregoing. If the acquisition of Accession is not consummated, the Company intends to use the proceeds from the offerings of shares of common stock for general corporate purposes.

Additionally, as part of the consideration for the acquisition of Accession, the Company intends to issue approximately $1,300 million of additional shares of the Company’s common stock, par value $0.10 per share (the “Common Stock Consideration”) to the selling shareholders. The number of shares comprising the Common Stock Consideration will be determined using the $110.57 per share closing price of the Company’s common stock on June 6, 2025.

On July 23, 2025, the Board of Directors approved a quarterly cash dividend of $0.15 per share to be paid on August 20, 2025.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the two discussions should be read together.

GENERAL

Company Overview — Second Quarter of 2025

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

We are a diversified insurance agency, wholesale brokerage, insurance programs and service organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in capitalized captive insurance facilities (the "Captives") for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting results. The Captives focus on property insurance for earthquake and wind exposed properties underwritten by certain of our MGUs and limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits, or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase in the value of insurable exposure units or a general decline in economic activity, could increase or decrease the value of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on new business, customer retention and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s), but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until they are received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.6% of commissions and fee revenues.

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

For the three months ended June 30, 2025, our total commissions and fees growth rate was 8.2%, and our consolidated Organic Revenue growth rate was 3.6%.

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

Income before income taxes for the three months ended June 30, 2025 decreased from the second quarter of 2024 by $35 million or 10.1%, due to the gain on disposal recorded in the second quarter of 2024 related to the sale of certain third-party claims administration and adjusting services businesses and Acquisition/Integration Costs associated with the pending acquisition of Accession, partially offset by Organic Revenue growth, leveraging our expense base, net new business and acquisitions completed in the past twelve months.

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

Non-GAAP Revenue Measures

•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first twelve months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period) and (iii) Foreign Currency Translation (as defined below). The term “core commissions and fees” excludes profit-sharing contingent commissions; and therefore, represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth.

Non-GAAP Earnings Measures

•
EBITDAC is defined as income before interest, income taxes, depreciation, amortization and the change in estimated acquisition earn-out payables.
•
EBITDAC Margin is defined as EBITDAC divided by total revenues.
•
EBITDAC - Adjusted is defined as EBITDAC, excluding (i) (gain)/loss on disposal (as defined below), and (ii) Acquisition/Integration Costs (as defined below)
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by total revenues.

Definitions Related to Certain Components of Non-GAAP Measures

•
“Acquisition/Integration Costs” means the acquisition and integration costs (e.g., costs associated with regulatory filings; costs for third-party professional services, including legal, accounting, consulting, financial advisory and due diligence; costs and fees associated with entry into the bridge financing commitment; costs of integrating or streamlining processes and information technology systems, including data migration and system integration; costs associated with optimizing vendor agreements and leased office space, including exit costs related to location combinations; and employment-related costs, including severance payments, costs associated with the transition of certain legacy compensation programs and retention-related compensation expenses) arising out of our pending acquisition of Accession, which are not considered to be normal, recurring or part of ongoing operations.
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

Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments and; therefore, comparability may be limited. This supplemental non-GAAP financial information should be considered in addition to, and not in lieu of, the Company's Condensed Consolidated Financial Statements.

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the second quarter of 2025, we acquired 702 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$1,204	$1,118	7.7%	$2,546	$2,308	10.3%
Profit-sharing contingent commissions	45	36	25.0%	88	82	7.3%
Investment and other income	36	24	50.0%	55	45	22.2%
Total revenues	1,285	1,178	9.1%	2,689	2,435	10.4%
EXPENSES
Employee compensation and benefits	640	585	9.4%	1,323	1,216	8.8%
Other operating expenses	211	173	22.0%	398	334	19.2%
(Gain)/loss on disposal	—	(31)	(100.0)%	1	(29)	(103.4)%
Amortization	50	44	13.6%	103	86	19.8%
Depreciation	11	11	—%	23	21	9.5%
Interest	51	49	4.1%	96	97	(1.0)%
Change in estimated acquisition earn-out payables	11	1	NMF	7	(2)	NMF
Total expenses	974	832	17.1%	1,951	1,723	13.2%
Income before income taxes	311	346	(10.1)%	738	712	3.7%
Income taxes	77	87	(11.5)%	169	159	6.3%
Net income before non-controlling interests	234	259	(9.7)%	569	553
Less: Net income attributable to non-controlling interests	3	2		6	3
Net income attributable to the Company	$231	$257	(10.1)%	$563	$550	2.4%
Income Before Income Taxes Margin (1)	24.2%	29.4%		27.4%	29.2%
EBITDAC - Adjusted (2)	$471	$420	12.1%	$1,005	$885	13.6%
EBITDAC Margin - Adjusted (2)	36.7%	35.7%		37.4%	36.3%
Organic Revenue growth rate (2)	3.6%	10.0%		5.1%	9.3%
Employee compensation and benefits relative to total revenues	49.8%	49.7%		49.2%	49.9%
Other operating expenses relative to total revenues	16.4%	14.7%		14.8%	13.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended June 30, 2025 increased $95 million to $1,249 million, or 8.2%, over the same period in 2024. Core commissions and fees revenue for the second quarter of 2025 increased $86 million or 7.7%, composed of: (i) approximately $40 million of net new and renewal business, which reflects an Organic Revenue growth rate of 3.6%; (ii) $42 million from acquisitions that had no comparable revenues in the same period of 2024; (iii) an increase from the impact of Foreign Currency Translation of $8 million and an offsetting decrease from (iv) $4 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the second quarter of 2025 increased by $9 million, or 25%, compared to the same period in 2024. This increase was driven primarily by (i) improved underwriting results and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the six months ended June 30, 2025, increased $244 million to $2,634 million, or 10.2%, over the same period in 2024. Core commissions and fees revenue for the six months ended June 30, 2025 increased $238 million or 10.3%, composed of: (i) approximately $118 million of net new and renewal business, which reflects an Organic Revenue growth rate of 5.1%; (ii) $121 million from acquisitions that had no comparable revenues in the same period of 2024; (iii) an increase from the impact of Foreign Currency Translation of $6 million and (iv) an offsetting decrease of $7 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the six months ended June 30, 2025 increased by $6 million, or 7.3%, compared to the same period in 2024. This increase was driven primarily by (i) improved underwriting results and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Investment and Other Income

Investment and other income for the three months ended June 30, 2025 increased $12 million from the same period in 2024. Investment income for the six months ended June 30, 2025 increased $10 million, from the same period in 2024. The increase was primarily driven by approximately $13 million of interest income generated by the proceeds received in June 2025 from our follow-on common stock offering and senior notes issuance in connection with the pending acquisition of Accession, which was partially offset by lower average interest rates as compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.8% for the three months ended June 30, 2025 as compared to 49.7% for the three months ended June 30, 2024, an increase of 9.4%, or $55 million. This increase included $21 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $34 million. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) the increased cost of health insurance; (iii) an increase in producer compensation associated with revenue growth; and (iv) the year-over-year increase of approximately $14 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities.

Employee compensation and benefits expense as a percentage of total revenues was 49.2% for the six months ended June 30, 2025 as compared to 49.9% for the six months ended June 30, 2024, and increased 8.8%, or $107 million. This increase included $54 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $53 million. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) the increased cost of health insurance; and (iii) an increase in producer compensation associated with revenue growth.

Other Operating Expenses

Other operating expenses represented 16.4% of total revenues for the second quarter of 2025, as compared to 14.7% for the second quarter of 2024. Other operating expenses for the second quarter of 2025 increased $38 million, or 22.0%, from the same period of 2024. This change includes: (i) $9 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2024; (ii) $37 million of Acquisition/Integration Costs associated with the pending acquisition of Accession; (iii) increased information technology-related costs; and partially offset by (iv) the year-over-year decrease of approximately $14 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above.

Other operating expenses represented 14.8% of total revenues for the six months ended June 30, 2025, as compared to 13.7% for the six months ended June 30, 2024. Other operating expenses for the first six months of 2025 increased $64 million, or 19.2%, from the same period of 2024. This change includes: (i) $17 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2024; (ii) $37 million of Acquisition/Integration Costs associated with the pending acquisition of Accession; and (iii) increased information technology-related costs.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2025 decreased $31 million from the second quarter of 2024. Gain on disposal for the six months ended June 30, 2025 decreased $30 million from the six months ended June 30, 2024. These decreases were primarily attributable to the prior year finalization of the gain associated with selling certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2025 increased $6 million, or 13.6%, compared to the second quarter of 2024. Amortization expense for the six months ended June 30, 2025 increased $17 million, or 19.8%, compared to the six months ended June 30,

2024. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the second quarter of 2025 remained flat, compared to the second quarter of 2024. Depreciation expense for the six months ended June 30, 2025 increased $2 million, or 9.5%, compared to the six months ended June 30, 2024. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the second quarter of 2025 increased $2 million, or 4.1%, compared to the second quarter of 2024. Interest expense for the six months ended June 30, 2025 decreased $1 million, or 1.0%, compared to the first six months of 2024. Underlying interest expense for both the second quarter and the six-month period ended June 30, 2025 would have decreased by excluding approximately $5 million related to the issuance and sale of notes in June 2025 in connection with the pending acquisition of Accession.

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

As of June 30, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Change in fair value of estimated acquisition earn-out payables	$9	$(2)	$4	$(7)
Interest expense accretion	2	3	3	5
Net change in earnings from estimated acquisition earn-out payables	$11	$1	$7	$(2)

For the three months and six months ended June 30, 2025, the fair value of estimated earn-out payables was re-evaluated and resulted in increases of $9 million and $4 million, respectively, which resulted in charges to the Condensed Consolidated Statements of Income.

As of June 30, 2025, estimated acquisition earn-out payables totaled $151 million, of which $63 million was recorded as accounts payable and $88 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2025 and 2024 was 24.8% and 25.1%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2025 and 2024 was 22.9% and 22.3%, respectively. The increase for the six months ended June 30, 2025 was driven primarily by the lower tax benefit associated with vesting of restricted stock awards and restricted stock units in 2025 as compared to 2024.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2025 and 2024, and the growth rates for Organic Revenue for the three months ended June 30, 2025, including by segment, are as follows:

2025	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commissions and fees	$694	$643	$374	$353	$181	$158	$1,249	$1,154
Total change	$51		$21		$23		$95
Total growth %	7.9%		5.9%		14.6%		8.2%
Profit-sharing contingent commissions	(7)	(7)	(30)	(25)	(8)	(4)	(45)	(36)
Core commissions and fees	$687	$636	$344	$328	$173	$154	$1,204	$1,118
Acquisitions	(29)		(1)		(12)		(42)
Dispositions		(3)		(1)		—		(4)
Foreign Currency Translation		6		1		1		8
Organic Revenue (2)	$658	$639	$343	$328	$161	$155	$1,162	$1,122
Organic Revenue growth (2)	$19		$15		$6		$40
Organic Revenue growth rate (2)	3.0%		4.6%		3.9%		3.6%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$643	$589	$353	$308	$158	$139	$1,154	$1,036
Total change	$54		$45		$19		$118
Total growth %	9.2%		14.6%		13.7%		11.4%
Profit-sharing contingent commissions	(7)	(15)	(25)	(15)	(4)	(3)	(36)	(33)
Core commissions and fees	$636	$574	$328	$293	$154	$136	$1,118	$1,003
Acquisitions	(21)		(20)		(3)		(44)
Dispositions		(2)		(26)		—		(28)
Foreign Currency Translation		1		—		—		1
Organic Revenue (2)	$615	$573	$308	$267	$151	$136	$1,074	$976
Organic Revenue growth (2)	$42		$41		$15		$98
Organic Revenue growth rate (2)	7.3%		15.4%		11.0%		10.0%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2025 and 2024, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2025, including by segment, are as follows:

2025	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commissions and fees	$1,598	$1,446	$697	$645	$339	$299	$2,634	$2,390
Total change	$152		$52		$40		$244
Total growth %	10.5%		8.1%		13.4%		10.2%
Profit-sharing contingent commissions	(22)	(21)	(49)	(51)	(17)	(10)	(88)	(82)
Core commissions and fees	$1,576	$1,425	$648	$594	$322	$289	$2,546	$2,308
Acquisitions	(102)		(2)		(17)		(121)
Dispositions		(7)		(1)		1		(7)
Foreign Currency Translation		5		1		—		6
Organic Revenue (2)	$1,474	$1,423	$646	$594	$305	$290	$2,425	$2,307
Organic Revenue growth (2)	$51		$52		$15		$118
Organic Revenue growth % (2)	3.6%		8.8%		5.2%		5.1%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2024, including by segment, are as follows:

2024	Retail (1)		Programs		Wholesale Brokerage		Total
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commissions and fees	$1,446	$1,320	$645	$562	$299	$262	$2,390	$2,144
Total change	$126		$83		$37		$246
Total growth %	9.5%		14.8%		14.1%		11.5%
Profit-sharing contingent commissions	(21)	(30)	(51)	(23)	(10)	(7)	(82)	(60)
Core commissions and fees	$1,425	$1,290	$594	$539	$289	$255	$2,308	$2,084
Acquisitions	(39)		(40)		(6)		(85)
Dispositions		(3)		(51)		(1)		(55)
Foreign Currency Translation		4		—		1		5
Organic Revenue (2)	$1,386	$1,291	$554	$488	$283	$255	$2,223	$2,034
Organic Revenue growth (2)	$95		$66		$28		$189
Organic Revenue growth % (2)	7.4%		13.5%		11.0%		9.3%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2025, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$697	$381	$182	$25	$1,285
Income before income taxes	127	180	53	(49)	311
Income Before Income Taxes Margin(1)	18.2%	47.2%	29.1%	NMF	24.2%
Amortization	35	12	3	—	50
Depreciation	6	3	1	1	11
Interest	15	6	3	27	51
Change in estimated acquisition earn-out payables	9	—	2	—	11
EBITDAC(2)	192	201	62	(21)	434
EBITDAC Margin(2)	27.5%	52.8%	34.1%	NMF	33.8%
(Gain)/loss on disposal	—	—	—	—	—
Acquisition/Integration Costs	—	—	—	37	37
EBITDAC - Adjusted(2)	$192	$201	$62	$16	$471
EBITDAC Margin - Adjusted(2)	27.5%	52.8%	34.1%	NMF	36.7%	(3)

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

(3) Amount reflects the positive impact of approximately $13 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s pending acquisition of Accession.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$646	$359	$159	$14	$1,178
Income before income taxes	129	183	47	(13)	346
Income Before Income Taxes Margin(1)	20.0%	51.0%	29.6%	NMF	29.4%
Amortization	29	12	3	—	44
Depreciation	5	4	1	1	11
Interest	19	7	3	20	49
Change in estimated acquisition earn-out payables	1	1	(1)	—	1
EBITDAC(2)	183	207	53	8	451
EBITDAC Margin(2)	28.3%	57.7%	33.3%	NMF	38.3%
(Gain)/loss on disposal	(2)	(29)	—	—	(31)
Acquisition/Integration Costs	—	—	—	—	—
EBITDAC - Adjusted(2)	$181	$178	$53	$8	$420
EBITDAC Margin - Adjusted(2)	28.0%	49.6%	33.3%	NMF	35.7%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a

non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2025, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$1,604	$709	$341	$35	$2,689
Income before income taxes	411	302	97	(72)	738
Income Before Income Taxes Margin(1)	25.6%	42.6%	28.4%	NMF	27.4%
Amortization	73	24	7	(1)	103
Depreciation	12	7	1	3	23
Interest	30	12	6	48	96
Change in estimated acquisition earn-out payables	3	2	2	—	7
EBITDAC(2)	529	347	113	(22)	967
EBITDAC Margin(2)	33.0%	48.9%	33.1%	NMF	36.0%
(Gain)/loss on disposal	1	—	—	—	1
Acquisition/Integration Costs	—	—	—	37	37
EBITDAC - Adjusted(2)	$530	$347	$113	$15	$1,005
EBITDAC Margin - Adjusted(2)	33.0%	48.9%	33.1%	NMF	37.4%	(3)

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

(3) Amount reflects the positive impact of approximately $13 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s pending acquisition of Accession.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2024, including by segment, is as follows:

(in millions)	Retail	Programs	Wholesale Brokerage	Other	Total
Total Revenues	$1,452	$657	$301	$25	$2,435
Income before income taxes	367	285	88	(28)	712
Income Before Income Taxes Margin(1)	25.3%	43.4%	29.2%	NMF	29.2%
Amortization	58	23	6	(1)	86
Depreciation	10	8	2	1	21
Interest	38	16	6	37	97
Change in estimated acquisition earn-out payables	—	1	(3)	—	(2)
EBITDAC(2)	473	333	99	9	914
EBITDAC Margin(2)	32.6%	50.7%	32.9%	NMF	37.5%
(Gain)/loss on disposal	(1)	(28)	—	—	(29)
Acquisition/Integration Costs	—	—	—	—	—
EBITDAC - Adjusted(2)	$472	$305	$99	$9	$885
EBITDAC Margin - Adjusted(2)	32.5%	46.4%	32.9%	NMF	36.3%

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

Financial information relating to our Retail segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$687	$637	7.8%	$1,577	$1,427	10.5%
Profit-sharing contingent commissions	7	7	—%	22	21	4.8%
Investment and other income	3	2	50.0%	5	4	25.0%
Total revenues	697	646	7.9%	1,604	1,452	10.5%
EXPENSES
Employee compensation and benefits	385	355	8.5%	833	755	10.3%
Other operating expenses	120	110	9.1%	241	225	7.1%
(Gain)/loss on disposal	—	(2)	(100.0%)	1	(1)	(200.0%)
Amortization	35	29	20.7%	73	58	25.9%
Depreciation	6	5	20.0%	12	10	20.0%
Interest	15	19	(21.1%)	30	38	(21.1%)
Change in estimated acquisition earn-out payables	9	1	NMF	3	—	NMF
Total expenses	570	517	10.3%	1,193	1,085	10.0%
Income before income taxes	$127	$129	(1.6%)	$411	$367	12.0%
Income Before Income Taxes Margin (1)	18.2%	20.0%		25.6%	25.3%
EBITDAC - Adjusted (2)	$192	$181	6.1%	$530	$472	12.3%
EBITDAC Margin - Adjusted (2)	27.5%	28.0%		33.0%	32.5%
Organic Revenue growth rate (2)	3.0%	7.3%		3.6%	7.4%
Employee compensation and benefits relative to total revenues	55.2%	55.0%		51.9%	52.0%
Other operating expenses relative to total revenues	17.2%	17.0%		15.0%	15.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended June 30, 2025 increased 7.9%, or $51 million, as compared to the same period in 2024, to $697 million. The $50 million increase in core commissions and fees revenue was driven by: (i) approximately $29 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $19 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $6 million and (iv) an offsetting decrease of $3 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions for the second quarter of 2025 remained flat at $7 million, as compared to the same period in 2024. The Retail segment’s total commissions and fees increased by 7.8%, and the Organic Revenue growth rate was 3.0% for the second quarter of 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Growth for renewal business was moderated by slowing rate increases, rate decreases for certain lines and the timing of certain non-recurring revenue.

Income before income taxes for the three months ended June 30, 2025 decreased 1.6%, or $2 million, as compared to the same period in 2024, to $127 million. The primary factors driving this decrease were: (i) an increase in estimated acquisition earn-out payables, and (ii) amortization and depreciation expense growing faster than total revenues, partially offset by (iii) a decrease in intercompany interest expense and (iv) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended June 30, 2025 increased 6.1%, or $11 million, as compared to the same period in 2024, to $192 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2025 decreased to 27.5% from 28.0% in the same period in 2024. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) the timing of revenues and profit associated with certain recent acquisitions; and (ii) the impact of Foreign Currency Translation, which was partially offset by; (iii) leveraging our expense base.

The Retail segment’s total revenues for the six months ended June 30, 2025 increased 10.5%, or $152 million, as compared to the same period in 2024, to $1,604 million. The $150 million increase in core commissions and fees revenue was driven by: (i) approximately $102 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $51 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $5 million; and (iv) an offsetting decrease of $7 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions for the six months of 2025 increased 4.8%, or $1 million, as compared to the same period in 2024, to $22 million. The Retail segment’s total commissions and fees increased by 10.4%, and the Organic Revenue growth rate was 3.6% for the first six months of 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by timing of certain nonrecurring revenue as well as rate and exposure unit growth.

Income before income taxes for the six months ended June 30, 2025 increased 12.0%, or $44 million, as compared to the same period in 2024, to $411 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; and (ii) the profit associated with the net increase in revenue as described above, partially offset by (iii) an increase in estimated acquisition earn-out payables, and (iv) amortization and depreciation expense growing faster than total revenues.

EBITDAC - Adjusted for the six months ended June 30, 2025 increased 12.3%, or $58 million, as compared to the same period in 2024, to $530 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2025 increased to 33.0% from 32.5% in the same period in 2024. The increase in EBITDAC Margin - Adjusted was primarily driven by: (i) the net increase in revenue as described above; (ii) the timing of revenues associated with recent acquisitions; and (iii) leveraging our expense base.

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

The Programs segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and Specialty Programs. Approximately 80% of the Programs segment’s commissions and fees revenue is commission based.

Financial information relating to our Programs segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$344	$328	4.9%	$648	$594	9.1%
Profit-sharing contingent commissions	30	25	20.0%	49	51	(3.9)%
Investment and other income	7	6	16.7%	12	12	—%
Total revenues	381	359	6.1%	709	657	7.9%
EXPENSES
Employee compensation and benefits	109	111	(1.8)%	222	219	1.4%
Other operating expenses	71	70	1.4%	140	133	5.3%
(Gain)/loss on disposal	—	(29)	(100.0)%	-	(28)	(100.0)%
Amortization	12	12	—%	24	23	4.3%
Depreciation	3	4	(25.0)%	7	8	(12.5)%
Interest	6	7	(14.3)%	12	16	(25.0)%
Change in estimated acquisition earn-out payables	—	1	(100.0)%	2	1	100.0%
Total expenses	201	176	14.2%	407	372	9.4%
Income before income taxes	$180	$183	(1.6)%	$302	$285	6.0%
Income Before Income Taxes Margin (1)	47.2%	51.0%		42.6%	43.4%
EBITDAC - Adjusted (2)	$201	$178	12.9%	$347	$305	13.8%
EBITDAC Margin - Adjusted (2)	52.8%	49.6%		48.9%	46.4%
Organic Revenue growth rate (2)	4.6%	15.4%		8.8%	13.5%
Employee compensation and benefits relative to total revenues	28.6%	30.9%		31.3%	33.3%
Other operating expenses relative to total revenues	18.6%	19.5%		19.7%	20.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Programs segment’s total revenues for the three months ended June 30, 2025 increased 6.1%, or $22 million, as compared to the same period in 2024, to $381 million. The $16 million increased in core commissions and fees revenue was driven by: (i) approximately $1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; and (ii) approximately $15 million of net new business, renewal business, and fee revenues. Profit-sharing contingent commissions for the second quarter of 2025 increased approximately $5 million as compared to the second quarter of 2024. This increase is a result of increased premiums and favorable loss ratios.

The Programs segment’s total commissions and fees increased by 5.9%, and the Organic Revenue growth rate was 4.6% for the three months ended June 30, 2025. The Organic Revenue growth was driven by good retention, net new business, and exposure unit expansion, but was partially offset by declining rates on catastrophe CAT property and a growth incentive received in 2024.

Income before income taxes for the three months ended June 30, 2025 decreased 1.6%, or $3 million, as compared to the same period in 2024, to $180 million. Income before income taxes decreased due to a gain on disposal recorded in the prior year and partially offset by the drivers of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the three months ended June 30, 2025 increased 12.9%, or $23 million, from the same period in 2024, to $201 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2025 increased to 52.8% from 49.6% in the same period in 2024. EBITDAC Margin - Adjusted increased due to Organic Revenue growth, increase in profit-sharing contingent commissions and leveraging our expense base.

The Programs segment’s total revenues for the six months ended June 30, 2025 increased 7.9%, or $52 million, as compared to the same period in 2024, to $709 million. The $54 million increase in core commissions and fees revenue was driven by: (i) approximately $2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; and (ii)

approximately $52 million of net new business, renewal business and fee revenues. Profit-sharing contingent commissions for the six months ended June 30, 2024 decreased approximately $2 million, or by 3.9%, as compared to the same period in 2024.

The Programs segment’s total commissions and fees increased by 8.1%, and the Organic Revenue growth rate was 8.8%, for the six months ended June 30, 2025. The Organic Revenue growth was driven by hurricane claims revenue, good retention, net new business and exposure unit expansion, but was partially offset by declining rates on catastrophe ("CAT") property.

Income before income taxes for the six months ended June 30, 2025 increased 6.0%, or $17 million to $302 million, from the same period in 2024. Income before income taxes increased due to the drivers of EBITDAC - Adjusted described below partially offset by gain on disposal recorded in the prior year.

EBITDAC - Adjusted for the six months ended June 30, 2025 increased 13.8%, or $42 million to $347 million, as compared to the same period in 2024. EBITDAC Margin - Adjusted for the six months ended June 30, 2025 increased to 48.9% from 46.4% in the same period in 2024. EBITDAC Margin - Adjusted increased due to strong Organic Revenue growth and leveraging our expense base.

Wholesale Brokerage Segment

The Wholesale Brokerage segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Approximately 84% of the Wholesale Brokerage segment’s commissions and fees revenue is commission based.

Financial information relating to our Wholesale Brokerage segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change

REVENUES
Core commissions and fees	$173	$154	12.3%	$322	$289	11.4%
Profit-sharing contingent commissions	8	4	100.0%	17	10	70.0%
Investment and other income	1	1	—%	2	2	(—%)
Total revenues	182	159	14.5%	341	301	13.3%
EXPENSES
Employee compensation and benefits	93	82	13.4%	179	158	13.3%
Other operating expenses	27	24	12.5%	49	44	11.4%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	3	3	—%	7	6	16.7%
Depreciation	1	1	—%	1	2	(50.0%)
Interest	3	3	—%	6	6	—%
Change in estimated acquisition earn-out payables	2	(1)	NMF	2	(3)	(166.7%)
Total expenses	129	112	15.2%	244	213	14.6%
Income before income taxes	$53	$47	12.8%	$97	$88	10.2%
Income Before Income Taxes Margin (1)	29.1%	29.6%		28.4%	29.2%
EBITDAC - Adjusted (2)	$62	$53	17.0%	$113	$99	14.1%
EBITDAC Margin - Adjusted (2)	34.1%	33.3%		33.1%	32.9%
Organic Revenue growth rate (2)	3.9%	11.0%		5.2%	11.0%
Employee compensation and benefits relative to total revenues	51.1%	51.6%		52.5%	52.5%
Other operating expenses relative to total revenues	14.8%	15.1%		14.4%	14.6%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage segment’s total revenues for the three months ended June 30, 2025 increased 14.5%, or $23 million, as compared to the same period in 2024, to $182 million. The $19 million net increase in core commissions and fees revenue was driven primarily by: (i) $6 million related to net new and renewal business (ii) $12 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; and (iii) an increase from the impact of Foreign Currency Translation of $1 million. Profit-sharing contingent commissions for the second quarter of 2025 increased $4 million compared to the second quarter of 2024, driven by improved underwriting results, increased written premium and finalization of prior year estimates of profit-sharing contingent commissions. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 14.6%, and the Organic Revenue growth rate was 3.9% for the second quarter of 2025. The Organic Revenue growth rate was driven by net new business and exposure unit increases, while being partially offset by rate decreases for CAT property.

Income before income taxes for the three months ended June 30, 2025 increased 12.8%, or $6 million, as compared to the same period in 2024, to $53 million due to: (i) the growth of EBITDAC - Adjusted described below, partially offset by (ii) an increase in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended June 30, 2025 increased 17.0%, or $9 million, as compared to the same period in 2024, to $62 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2025 increased to 34.1% from 33.3%, as compared to the same period in 2024. EBITDAC Margin - Adjusted increased due to: (i) increased profit-sharing contingent commissions; and (ii) leveraging our expense base with total revenue growth, both of which were partially offset by a business acquired within the last twelve months that has lower margins than our average segment margins and higher non-cash stock based compensation.

The Wholesale Brokerage segment’s total revenues for the six months ended June 30, 2025 increased 13.3%, or $40 million, as compared to the same period in 2024, to $341 million. The $33 million net increase in core commissions and fees revenue was driven primarily by: (i) $15 million related to net new and renewal business and (ii) $17 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024. Profit-sharing contingent commissions for the first six months of 2025 increased approximately $7 million compared to the same period of 2024 driven by improved underwriting results, increased written premium and finalization of prior year estimates of profit-sharing contingent commissions. The Wholesale Brokerage segment’s growth rate for total commissions and fees was 13.4%, and the Organic Revenue growth rate was 5.2% for the first six months of 2025. The Organic Revenue growth rate was driven by net new business and exposure unit increases, which were partially offset by rate decreases for CAT property.

Income before income taxes for the six months ended June 30, 2025 increased 10.2%, or $9 million, as compared to the same period in 2024, to $97 million due to: (i) the growth of EBITDAC - Adjusted described below and partially offset by (ii) an increase in the change in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the six months ended June 30, 2025 increased 14.1%, or $14 million, as compared to the same period in 2024, to $113 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2025 increased to 33.1% from 32.9% in the same period in 2024 due to leveraging our expense base which were partially offset by: (i) business acquired within the last twelve months; and (ii) higher non-cash stock-based compensation.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” line items in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which as of June 30, 2025 provided up to $800 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement, dated March 31, 2022, which provided term loan capacity of $800 million (the “Loan Agreement”), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,700 million of incremental borrowing capacity as of June 30, 2025.

Cash and cash equivalents totaled $8,893 million at June 30, 2025 reflecting an increase of $8,218 million from the $675 million balance at December 31, 2024. This increase is due to the proceeds from the follow-on common stock offering and senior notes issuance in the second quarter in connection with the pending acquisition of Accession.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, non-cash stock based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities (the “current ratio”) was 2.75 and 1.10 for June 30, 2025 and December 31, 2024, respectively.

Cash flows generated from operating activities totaled $538 million and $373 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of $165 million. Operating cash flows generated in 2025 included $569 million from net income before non-controlling interests with $186 million of non-cash adjustments, offset by $217 million from changes in working capital. The growth in cash from operations is primarily due to higher operating margins resulting from strong Organic Revenue growth and continued improvements in our working capital over the same period in 2024.

Investing Cash Flows

Cash flows used for investing activities were $187 million and $77 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $110 million.

Acquisitions

During the six months ended June 30, 2025, the Company completed 29 acquisitions (including book purchases) and paid $161 million, net of cash, and cash and cash equivalents held in a fiduciary capacity acquired, most notably for the purchase of NBS Insurance Agency for $54 million and Tim Parkman, Inc. for $69 million. Net cash paid for acquisitions increased $63 million in the six months ended June 30, 2025, up from $98 million during the same period in 2024.

Dispositions

The Company received cash proceeds from the sale of businesses, fixed assets and customer accounts totaling $10 million during the six months ended June 30, 2025, compared to $58 million proceeds received in the same period in 2024. The decrease is attributed to the proceeds received during the second quarter of 2024 of $57 million from the settlement of two of the contingent payments related to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Capital Expenditures

Capital expenditures amounted to $32 million and $39 million in the six months ended June 30, 2025 and 2024, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Net cash flows provided by financing activities totaled $7,981 million and $375 million in the six months ended June 30, 2025 and 2024, respectively, an increase of $7,606 million.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect an increase of $119 million and $248 million in the six months ended June 30, 2025 and 2024, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Payments on acquisition earn-outs related to the original acquisition date estimates totaled $45 million and $65 million in the six months ended June 30, 2025 and 2024, respectively.

Dividends

During the six months ended June 30, 2025 and 2024, the Company paid cash dividends of $86 million and $75 million, respectively, an increase of $11 million, or 14.7%. On July 23, 2025, the Board of Directors approved a quarterly cash dividend of $0.15 per share to be paid on August 20, 2025.

Debt

Net cash proceeds from long term debt totaled $3,718 million in the six months ended June 30, 2025, compared to net cash proceeds of $319 million in the same period of 2024.

Total debt at June 30, 2025 was $7,545 million net of unamortized discount and debt issuance costs, which was an increase of $3,721 million compared to December 31, 2024. The increase includes the issuance of $4,192 million of senior notes net of the unamortized debt discounts and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $2 million, offset by the net repayment of the Revolving Credit Facility of $250 million, the addition of deferred debt issuance costs of $36 million and $188 million of payments on outstanding term loan balances.

During the six months ended June 30, 2025, the Company repaid $13 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $181 million as of June 30, 2025. The Company's next scheduled principal payment is due in September 2025 and is equal to $6 million.

During the six months ended June 30, 2025, the Company repaid $24 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $388 million as of June 30, 2025. The Company’s next scheduled principal payment is $13 million due in September 2025.

During the six months ended June 30, 2025, the Company repaid the outstanding balance on the Term A-1 Loan Commitment (the “Term A-1 Loan Commitment”) of $150 million related to the Loan Agreement, in accordance with the terms of the Loan Agreement using proceeds from the Revolving Credit Facility in connection with the Second Amended and Restated Credit Agreement.

On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Notes Underwriting Agreement contains customary representations, warranties and covenants of the Company, conditions to closing, termination provisions and other terms and conditions customary in agreements of this type. The Notes Underwriting Agreement also contains customary indemnification and contribution rights and obligations of the Company and the Notes Underwriters. The Company intends to use the net proceeds from the offering of the shares of Common Stock and cash on hand, to fund the cash consideration payable under the previously announced Agreement and Plan of Merger (the “Merger Agreement”), by and among RSC, the Company, Encore Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ( “Merger Sub”) and Kelso RSC (Investor), L.P., a Delaware limited partnership, solely in its capacity as the equityholder representative, pursuant to which the Company will acquire Accession, and to pay fees and expenses associated with the foregoing. If the acquisition of Accession is not consummated, each of the notes described above has a special mandatory redemption feature and would require repayment except for the 2035 Notes, which the Company would intend to use those proceeds for general corporate purposes. As of June 30, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

During the second quarter, the Company repaid the outstanding balance on the Revolving Credit Facility of $400 million with cash on hand.

Common Stock

On June 10, 2025, the Company entered into an Underwriting Agreement (the “Common Stock Underwriting Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Common Stock Underwriters”), with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company intends to use the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the previously announced acquisition of Accession and to pay fees and expenses associated with the foregoing. If the acquisition of Accession is not consummated, the Company intends to use the proceeds from the offerings of shares of common stock for general corporate purposes.

Additionally, as part of the consideration for the acquisition of Accession, the Company intends to issue approximately $1,300 million of additional shares of the Company’s common stock, par value $0.10 per share (the “Common Stock Consideration”) to the selling shareholders. The number of shares comprising the Common Stock Consideration will be determined using the $110.57 per share closing price of the Company’s common stock on June 6, 2025.

Contractual Cash Obligations

As of June 30, 2025, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,619	$75	$1,394	$1,150	$5,000
Other liabilities	272	15	27	21	209
Operating leases (1)	283	54	96	65	68
Interest obligations	4,369	379	682	588	2,720
Maximum future acquisition contingent payments (2)	429	133	291	5	—
Total contractual cash obligations (3)	$12,972	$656	$2,490	$1,829	$7,997

(1)
Includes $23 million of future lease commitments expected to commence later in 2025.
(2)
Includes $151 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Four of the estimated acquisition earn-out payables assumed included provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2025 is $1 million. The Company believes a significant increase to this amount is unlikely.
(3)
Does not include approximately $51 million of current liability for a dividend of $0.1500 per share approved by the Board of Directors on July 23, 2025 to be paid on August 20, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at June 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2025, we had $569 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of June 30, 2025, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2025. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2025, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

Other than as described below, there were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

THE TRANSACTION (AS DEFINED BELOW) MAY NOT BE COMPLETED WITHIN THE EXPECTED TIMEFRAME, OR AT ALL, AND THE PENDENCY OF THE TRANSACTION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

On June 10, 2025, we entered into the Merger Agreement, pursuant to which the Company will acquire Accession (the “Transaction”). Completion of the Transaction is subject to the satisfaction (or waiver) of certain conditions, a number of which are beyond our control and may prevent, delay or otherwise negatively affect their completion. Such conditions include, among others, the receipt of required regulatory approvals. The conditions to the closing of the Transaction may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the Transaction may take longer, and could cost more, than we expect. The occurrence of such events individually or in combination may adversely affect the cost savings and other benefits we expect to achieve from the Transaction and adversely affect our business, financial condition, results of operations and cash flows. In addition, if the Transaction does not close, the attention of our management will have been diverted to it rather than our operations and pursuit of other opportunities. Failure to complete the Transaction would, and any delay in completing the Transaction could, prevent us from realizing the anticipated benefits from the Transaction. Additionally, if we fail to close the Transaction and are otherwise in breach of our obligations, we could be liable for damages.

WE MAY FAIL TO REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE TRANSACTION (INCLUDING USE OF ACCESSION’S DEFERRED TAX ASSETS), AND THE TRANSACTION OR THOSE BENEFITS MAY TAKE LONGER TO REALIZE THAN EXPECTED.

We believe that there are significant benefits and synergies that may be realized through the Transaction. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt existing operations if not implemented in a timely and efficient manner. The full benefits of the Transaction, including the anticipated synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, our use post-closing of any of Accession’s deferred tax assets may be subject to limitation. Failure to achieve the anticipated benefits of the Transaction could adversely affect our results of operations or cash flows, decrease or delay any anticipated accretive effect of the Transaction and negatively impact the price of our common stock and the trading prices of our senior notes.

FINANCING THE TRANSACTION WILL RESULT IN AN INCREASE IN OUR INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT US, INCLUDING BY DECREASING OUR BUSINESS FLEXIBILITY AND INCREASING OUR INTEREST EXPENSE.

As of June 30, 2025, our total debt was $7,545 million. We intend to finance the purchase price of the Transaction with the net proceeds of certain securities offerings and cash on hand. These increases in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our indebtedness following completion of such offerings and the Transaction, and thus the demands on our cash resources, will materially increase as a result of the Transaction.

WE HAVE MADE CERTAIN ASSUMPTIONS RELATING TO THE TRANSACTION WHICH MAY PROVE TO BE MATERIALLY INACCURATE.

We have made certain assumptions relating to the Transaction, which assumptions involve significant judgement and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the Transaction and may be materially inaccurate. These assumptions relate to numerous matters, including:

• projections of future revenue and our earnings per share;

• projections of future expenses and expense allocation relating to the Transaction and Accession;

• our ability to realize the expected benefits of the Transaction;

• unknown or contingent liabilities associated with the Transaction or Accession;

• our ability to maintain, develop and deepen relationships with employees, including key brokers, and customers associated with Accession;

• the amount of goodwill and intangibles that will result from the Transaction;

• other purchase accounting adjustments that we may record in our financial statements in connection with the Transaction;

• acquisition and integration costs, including restructuring charges and transaction costs;

• our ability to complete our debt offering or any other financing, or to generate and maintain needed cash from operations, to complete the Transaction and the impact of any financing on our operating results or financial condition; and

• other financial and strategic risks of the Transaction.

UPON COMPLETION OF THE TRANSACTION, WE WILL BE SUBJECT TO THE RISKS RELATED TO ACCESSION’S BUSINESS, INCLUDING UNDERWRITING RISK IN CONNECTION WITH CERTAIN CAPTIVE INSURANCE COMPANIES.

Upon completion of the Transaction, we will be subject to risks related to Accession’s business and will assume its insurance policies and other obligations.

Accession’s ownership of one or more protected cells in certain captive insurance companies will subject us to underwriting risk through such ownership and/or participation and may also subject us to certain liabilities and expenses, including those subject to the indemnification provisions of the Merger Agreement. Accession currently owns, and may continue to own, from time to time, one or more protected cells in certain captive insurance companies for the purpose of facilitating additional underwriting capacity for certain of its customers. While Accession’s underwriting risk through any such captive insurance company would generally be limited (absent any regulatory requirement for the contribution of additional capital or contractual obligation to fund any underwriting losses in excess of contributed capital), we may be subject to claims expenses associated with any losses from these customers or programs to the extent not covered by any reinsurance. Our results of operations may be negatively impacted if any such captive insurance company incurs claims expenses.

Relatedly, we cannot predict the ultimate outcome of the litigation pending against Accession’s subsidiary, Oxford Risk Management Group LLC, with respect to the 2024 restructuring of the domicile of certain financial guarantee and final judgment preservation policies for segregated captive cells (the “FG Policies”), including remedies, damage awards or adverse results in such litigation, and any similar proceedings could have a material adverse effect on us. Our results of operations would be negatively impacted if the costs of the claims relating to the FG Policies exceed the value of the cash and stock held in the indemnity escrow fund pursuant to the terms of the Merger Agreement.

In addition, Accession has an advisory services business that assists certain clients with the establishment of captive insurance companies, for their own purposes, which leverage the benefits of Section 831(b) of the Internal Revenue Code of 1986, as amended, and which are subject to audit and oversight from the Internal Revenue Service (“IRS”). The IRS has conducted investigations, and may be conducting investigations, of certain peers of Accession that also provide similar services, with respect to whether or not such third parties are acting as a tax shelter promoter in connection with those operations. If the IRS were to disallow 831(b) elections, modify its guidance around 831(b) elections, or otherwise investigate our business and conclude that we are not in compliance with IRS regulations, whether or not merited, those events could harm our business, results of operations and financial condition.

Furthermore, where our businesses overlap, any risks we face may be intensified due to the Transaction. This may exacerbate the risks we already undertake, as described in our 2024 10-K under “Item 1A. Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2025:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
April 1, 2025 to April 30, 2025	—	$—	—	$249
May 1, 2025 to May 31, 2025	4,963	111.16	—	249
June 1, 2025 to June 30, 2025	83	111.53	—	249
Total	5,046	$111.16	—	$249

(1)
All shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $373 million to bring the total available share repurchase authorization to approximately $500 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $249 million. Between January 1, 2014 and June 30, 2025, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the second quarter of 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

2.1**

Agreement and Plan of Merger, dated June 10, 2025, by and among RSC Topco, Inc, Brown & Brown, Inc., Encore Merger Sub, Inc., and Kelso RSC (Investor), L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 10, 2025).

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

4.1

Sixth Supplemental Indenture, dated as of June 23, 2025, between Brown & Brown, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 23, 2025).

4.2	Form of Brown & Brown, Inc.’s 4.600% Notes due 2026 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 23, 2025).

4.3	Form of Brown & Brown, Inc.’s 4.700% Notes due 2028 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on June 23, 2025).

4.4	Form of Brown & Brown, Inc.’s 4.900% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Form 8-K filed on June 23, 2025).

4.5	Form of Brown & Brown, Inc.’s 5.250% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Form 8-K filed on June 23, 2025).

4.6	Form of Brown & Brown, Inc.’s 5.550% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Form 8-K filed on June 23, 2025).

4.7	Form of Brown & Brown, Inc.’s 6.250% Notes due 2055 (incorporated by reference to Exhibit 4.8 to Form 8-K filed on June 23, 2025).

10.1	Brown & Brown, Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.2*	Brown & Brown, Inc. Amended and Restated 1990 Teammate Stock Purchase Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 28, 2025	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)