Form 10-Q
period 2025-09-30
BROWN & BROWN, INC.
filed 2025-10-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 24, 2025 was 341,420,790.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
Risks with respect to the acquisition of RSC Topco, Inc. (“RSC” or “Accession”), a Delaware corporation (the “Transaction”);
•
The possibility that the anticipated benefits, including any anticipated costs saving and strategies, of the Transaction are not realized when expected or at all;
•
Risks related to the financing of the Transaction, including that financing the Transaction resulted in an increase in the Company’s indebtedness;
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
•
The requirement for additional resources and time to adequately respond to dynamics resulting from rapid technological change, including the increasing use of artificial intelligence and robotic processing automation;
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
•
Adverse economic conditions, political conditions (including the current U.S. federal government shutdown), outbreaks of war, disasters, or regulatory changes in states or countries where we have a concentration of our business;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
REVENUES
Commissions and fees	$1,550	$1,155	$4,183	$3,545
Investment and other income	56	31	112	77
Total revenues	1,606	1,186	4,295	3,622
EXPENSES
Employee compensation and benefits	793	607	2,116	1,823
Other operating expenses	276	165	672	499
(Gain)/loss on disposal	—	(1)	1	(30)
Amortization	93	45	196	131
Depreciation	14	11	37	33
Interest	100	50	197	147
Change in estimated acquisition earn-out payables	11	(8)	18	(9)
Mark-to-market of escrow liability	8	—	8	—
Total expenses	1,295	869	3,245	2,594
Income before income taxes	311	317	1,050	1,028
Income taxes	82	78	251	237
Net income before non-controlling interests	229	239	799	791
Less: Net income attributable to non-controlling interests	2	5	9	8
Net income attributable to the Company	$227	$234	$790	$783
Net income per share:
Basic	$0.68	$0.82	$2.59	$2.75
Diluted	$0.68	$0.81	$2.57	$2.73

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income attributable to the Company	$227	$234	$790	$783
Foreign currency translation (loss)/gain	(62)	172	309	144
Comprehensive income attributable to the Company	$165	$406	$1,099	$927

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,190	$675
Fiduciary cash	2,271	1,827
Commission, fees and other receivables	1,457	895
Fiduciary receivables	1,348	1,116
Reinsurance recoverable	603	1,527
Prepaid reinsurance premiums	790	520
Other current assets	484	364
Total current assets	8,143	6,924
Fixed assets, net	366	319
Operating lease assets	269	200
Goodwill	14,891	7,970
Amortizable intangible assets, net	4,952	1,814
Other assets	733	385
Total assets	$29,354	$17,612
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,619	$2,943
Losses and loss adjustment reserve	620	1,543
Unearned premiums	887	577
Accounts payable	849	373
Accrued expenses and other liabilities	840	653
Current portion of long-term debt	75	225
Total current liabilities	6,890	6,314
Long-term debt less unamortized discount and debt issuance costs	7,653	3,599
Operating lease liabilities	243	189
Deferred income taxes, net	857	711
Other liabilities	1,304	362
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 357 shares and outstanding 337 shares at 2025, issued 306 shares and outstanding 286 shares at 2024, respectively	36	31
Additional paid-in capital	6,117	1,118
Treasury stock, at cost 20 shares at 2025 and 2024	(748)	(748)
Accumulated other comprehensive income/(loss)	200	(109)
Non-controlling interests	21	17
Retained earnings	6,781	6,128
Total equity	12,407	6,437
Total liabilities and equity	$29,354	$17,612

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2024	286	$31	$1,118	$(748)	$(109)	$6,128	$17	$6,437
Net income						331	3	334
Foreign currency translation					124			124
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at March 31, 2025	287	$31	$1,107	$(748)	$15	$6,416	$20	$6,841
Net income						231	3	234
Foreign currency translation					247			247
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Shares issued - public offering	43	4	4,311					4,315
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(1)					(1)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at June 30, 2025	330	$35	$5,441	$(748)	$262	$6,604	$23	$11,617
Net income						227	2	229
Foreign currency translation					(62)			(62)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			46					46
Stock incentive plans			19					19
Acquisitions	7	1	611					612
Non-controlling interest distribution							(4)	(4)
Cash dividends paid ($0.15 per share)						(50)		(50)
Balance at September 30, 2025	337	$36	$6,117	$(748)	$200	$6,781	$21	$12,407

Balance at December 31, 2023	285	$30	$1,027	$(748)	$(19)	$5,289	$—	$5,579
Net income						293	1	294
Foreign currency translation					(32)			(32)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Net non-controlling interest acquired (disposed)			1				8	9
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(54)					(54)
Cash dividends paid ($0.13 per share)						(38)		(38)
Balance at March 31, 2024	285	$30	$1,003	$(748)	$(51)	$5,544	$9	$5,787
Net income						256	2	258
Foreign currency translation					4			4
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Directors			1					1
Cash dividends paid ($0.13 per share)						(36)		(36)
Balance at June 30, 2024	285	$30	$1,027	$(748)	$(47)	$5,764	$11	$6,037
Net income						234	5	239
Foreign currency translation					172			172
Shares issued - employee stock compensation plans:
Employee stock purchase plan	1	1	46					47
Stock incentive plans			22					22
Cash dividends paid ($0.13 per share)						(37)		(37)
Balance at September 30, 2024	286	$31	$1,095	$(748)	$125	$5,961	$16	$6,480

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before non-controlling interests	$799	$791
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	196	131
Depreciation	37	33
Non-cash stock-based compensation	76	77
Change in estimated acquisition earn-out payables	18	(9)
Mark-to-market of escrow liability	8	—
Deferred income taxes	18	(11)
Net loss/(gain) on sales/disposals of investments, businesses, fixed assets and customer accounts	2	(29)
Payments on acquisition earn-outs in excess of original estimated payables	(1)	(35)
Other	5	3
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(59)	(119)
Reinsurance recoverable (increase) decrease	1,190	(1,911)
Prepaid reinsurance premiums (increase) decrease	8	(77)
Other assets (increase) decrease	(23)	(81)
Losses and loss adjustment reserve increase (decrease)	(1,188)	1,913
Unearned premiums increase (decrease)	15	163
Accounts payable increase (decrease)	(95)	(9)
Accrued expenses and other liabilities increase (decrease)	(41)	(17)
Other liabilities increase (decrease)	41	—
Net cash provided by operating activities	1,006	813
Cash flows from investing activities:
Additions to fixed assets	(48)	(62)
Payments for businesses acquired, net of cash acquired	(7,659)	(118)
Proceeds from sales of businesses, fixed assets and customer accounts	10	60
Other investing activities	(4)	1
Net cash used in investing activities	(7,701)	(119)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(145)	83
Payments on acquisition earn-outs	(77)	(100)
Proceeds from long-term debt	4,192	599
Payments on long-term debt	(206)	(700)
Deferred debt issuance costs	(37)	(5)
Borrowings on revolving credit facility	450	150
Payments on revolving credit facility	(500)	(250)
Proceeds from issuance of common stock, net of expenses	4,315	—
Issuances of common stock for employee stock benefit plans	43	44
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(42)	(54)
Cash dividends paid	(137)	(111)
Other financing activities	(5)	3
Net cash provided by (used in) financing activities	7,851	(341)
Effect of foreign exchange rate changes on cash and cash equivalents inclusive of fiduciary cash	66	45
Net increase in cash, cash equivalents and restricted cash inclusive of fiduciary cash	1,222	398
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at beginning of period	2,502	2,303
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at end of period	$3,724	$2,701

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of fiduciary cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into two reportable segments. The Retail segment provides a broad range of risk management products and services to commercial, public and quasi-public entities, and to professional and individual customers. These products and services include property and casualty insurance and reinsurance, employee benefits, private client services, captive solutions, consulting services and financial and wealth solutions, as well as non-insurance warranty services and products through the Retail segment’s automobile and recreational vehicle dealer services (“F&I”) businesses. The Specialty Distribution segment consists of our programs, wholesale brokerage and specialty businesses. The programs businesses, which act as managing general underwriters (“MGUs”), provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. These products and services include specialty property and casualty insurance, financial lines, life and health benefits, reinsurance, travel/accident and health insurance, captive administrative services, warranty services and specialty packages of coverages. The wholesale brokerage businesses underwrite and place excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. The specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we also operate and/or participate in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (“SCICs”); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive (collectively, the “Captives”). These respective entities are utilized for the purpose of managing SCICs, facilitating additional underwriting capacity, generating incremental revenues and/or participating in underwriting results. The Company also operates a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded, and excess flood policies which are fully reinsured in the private market.

In conjunction with the acquisition of RSC Topco, Inc., (“RSC” or “Accession”) the holding company for Accession Risk Management Group, Inc., in the third quarter of 2025, the Company aligned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. The Company now reports its financial results in the following two reportable segments: Retail and Specialty Distribution. The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows, statements of comprehensive income or statements of shareholders’ equity resulting from these changes. See Note 12 of these Notes to Condensed Consolidated Financial Statements for further information.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

The OBBBA includes several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property, increasing the business interest limitation and the immediate expensing of domestic research and development costs. The Company has applied the provisions of OBBBA to its financial results and position for the three months ended September 30, 2025, and will continue to assess potential impacts to its financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$623	$450	$—	$1,073
Fees (2)	204	142	—	346
Other supplemental commissions (3)	32	4	—	36
Profit-sharing contingent commissions (4)	18	55	—	73
Earned premium (5)	—	22	—	22
Investment income (6)	5	8	42	55
Other income, net (7)	1	—	—	1
Total revenues	$883	$681	$42	$1,606

	Three months ended September 30, 2024
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$444	$378	$—	$822
Fees (2)	158	93	—	251
Other supplemental commissions (3)	29	3	—	32
Profit-sharing contingent commissions (4)	8	19	—	27
Earned premium (5)	—	23	—	23
Investment income (6)	2	8	21	31
Other income, net (7)	—	—	—	—
Total revenues	$641	$524	$21	$1,186

	Nine months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$1,722	$1,188	$—	$2,910
Fees (2)	554	326	(2)	878
Other supplemental commissions (3)	160	17	—	177
Profit-sharing contingent commissions (4)	40	121	—	161
Earned premium (5)	—	57	—	57
Investment income (6)	9	20	79	108
Other income, net (7)	2	2	—	4
Total revenues	$2,487	$1,731	$77	$4,295

	Nine months ended September 30, 2024
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$1,440	$1,065	$—	$2,505
Fees (2)	469	248	(1)	716
Other supplemental commissions (3)	148	14	—	162
Profit-sharing contingent commissions (4)	30	80	—	110
Earned premium (5)	—	52	—	52
Investment income (6)	3	21	47	71
Other income, net (7)	3	2	1	6
Total revenues	$2,093	$1,482	$47	$3,622

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
U.S.	$1,410	$1,031	$3,657	$3,136
U.K.	148	133	452	408
Other	48	22	186	78
Total revenues	$1,606	$1,186	$4,295	$3,622

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2025 and December 31, 2024 were as follows:

(in millions)	September 30, 2025	December 31, 2024
Contract assets	$881	$575
Contract liabilities	$167	$119

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. Businesses acquired in the current year accounted for $219 million of the increase in contract assets over the balance as of December 31, 2024, with the remaining increase due to normal seasonality and growth in the business.

Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than twelve months and in other liabilities for those to be recognized more than twelve months from the date presented in the Company's Condensed Consolidated Balance Sheets. Businesses acquired in the current year accounted for $50 million of the increase in contract liabilities over the balance as of December 31, 2024.

As of September 30, 2025, deferred revenue totaled $167 million and consisted of $124 million and $42 million classified as short term and long term, respectively. As of December 31, 2024, deferred revenue totaled $119 million and consisted of $80 million and $39 million classified as short term and long term, respectively.

During the nine months ended September 30, 2025 and 2024, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $24 million and $17 million, consisting of additional variable consideration received on our incentive and profit-sharing contingent commissions.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $137 million and $119 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, the Company deferred $26 million of incremental cost to obtain customer contracts. The Company recorded expense of $8 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2025.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $193 million as of September 30, 2025, which is inclusive of deferrals from businesses acquired in the current year of $57 million. The cost to fulfill balance was $145 million as of December 31, 2024. For the nine months ended September 30, 2025, the Company had net expense of $13 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

NOTE 4 Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the issuance of all potentially issuable common shares. The dilutive effect of potentially issuable common shares is computed by application of the treasury stock method. As of September 30, 2025, approximately 4.5 million shares were excluded from the diluted net income per share calculation as they would be anti-dilutive. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to the Company	$227	$234	$790	$783
Net income attributable to unvested awarded performance stock	(2)	(3)	(8)	(9)
Net income attributable to common shares	$225	$231	$782	$774
Weighted average number of common shares outstanding – basic	334	286	305	285
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3)	(4)	(3)	(4)
Weighted average number of common shares outstanding for basic net income per common share	331	282	302	281
Dilutive effect of potentially issuable common shares	1	2	2	2
Weighted average number of shares outstanding – diluted	332	284	304	283
Net income per share:
Basic	$0.68	$0.82	$2.59	$2.75
Diluted	$0.68	$0.81	$2.57	$2.73

NOTE 5 Business Combinations

During the nine months ended September 30, 2025, Brown & Brown acquired all of the stock of 13 insurance intermediaries, purchased assets and assumed certain liabilities of 16 insurance intermediaries, and purchased eight books of business (customer accounts) for a total of 37 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations (“ASC 805”).

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. Management often uses independent third-party valuation specialists to assist in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets and earnout liabilities, with the offset to goodwill, net of any income tax effect. Provisional estimates were used to initially record the acquisitions of NBS Insurance Agency, Tim Parkman, Inc. and Accession, including for intangible assets, goodwill, customer contract related balances, tax related balances and other asset and liability accounts.

On August 1, 2025, the Company completed the acquisition of RSC, the holding company for Accession Risk Management Group, Inc., a North American insurance distribution platform is composed of specialty insurance and risk management companies, including Risk Strategies, a retail brokerage firm, and One80 Intermediaries, an insurance wholesaler and program manager. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among RSC, the Company, Encore Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Kelso RSC (Investor), L.P., a Delaware limited partnership, solely in its capacity as the equityholder representative. The aggregate purchase price totaled $9,598 million and included consideration paid at closing of $8,293 million in cash and $612 million in shares of the Company’s common stock, par value $0.10 per share. The acquisition was funded using cash raised from our June 2025 follow-on common stock offering and senior notes issuance.

The Merger Agreement provided for escrowed consideration of $750 million in the form of $250 million of cash and $500 million in shares of the Company’s common stock. Both the cash and shares are held in an escrow account. Escrowed shares, which were issued at closing of the acquisition, totaled approximately 4.5 million shares. The number of shares was determined using an agreed upon share price of $110.57 and $500 million of consideration, as detailed in the Merger Agreement. The total number of shares will not increase in the future.

Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The amount of the cash balance will change over time based on payment of any indemnification obligations of the equityholders associated with the discontinued businesses, as well as dividends paid on the shares and interest income earned on the cash. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement.

The value of the shares and cash in the escrow account are presented within long-term liabilities (other liabilities), and the restricted cash is presented within other assets in the Company's Condensed Consolidated Balance Sheets. The value of the shares placed in escrow change as the share price of the Company increases or decreases as compared to the value at the start of the applicable reporting period. On August 1, 2025, the closing date of the Accession acquisition, each share was valued at $92.00 using our opening share price, for a total amount of $406 million. In accordance with ASC Topic 480 — Distinguishing Liabilities from Equity and ASC Topic 815 — Derivatives and Hedging, periodic share value changes will be recorded as a mark-to-market of the escrow liability in the Company's Condensed Consolidated Statements of Income. This mark-to-market adjustment is non-cash.

As of September 30, 2025, the total balance of the escrow liability was $676 million, with $414 million in escrowed shares and $263 million in cash. The fair value of the shares held in escrow were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The change in fair value of the shares during the three months ended September 30, 2025, was $8 million.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the nine months ended September 30, 2025 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	NBS Insurance Agency	Tim Parkman, Inc.	Accession Risk Management Group	Other (1)	Total
Business Segment	Specialty Distribution	Specialty Distribution	Retail & Specialty Distribution	Retail & Specialty Distribution
Effective date of acquisition	March 1, 2025	May 1, 2025	August 1, 2025	Various
Cash paid	$54	$69	$8,293	$98	$8,514
Common stock issued	—	—	612	—	612
Other payable	—	6	693	—	699
Recorded earn-out payable	—	4	—	20	24
Total consideration	54	79	9,598	118	9,849
Maximum potential earn-out payable	—	23	—	25	48
Allocation of purchase price:
Cash and equivalents	(3)	—	316	6	319
Fiduciary cash	14	—	516	6	536
Fiduciary receivables	(1)	—	437	24	460
Other current assets	4	—	1,129	2	1,135
Goodwill	34	60	6,538	71	6,703
Purchased customer accounts and other intangibles (2)	16	19	3,236	36	3,307
Other assets	—	—	112	5	117
Total assets acquired	64	79	12,284	150	12,577
Fiduciary liabilities	(10)	—	(957)	(26)	(993)
Other current liabilities	—	—	(559)	(5)	(564)
Deferred income tax, net	—	—	(114)	1	(113)
Other long-term liabilities	—	—	(1,056)	(2)	(1,058)
Total liabilities assumed	(10)	—	(2,686)	(32)	(2,728)
Net assets acquired	$54	$79	$9,598	$118	$9,849
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition and adjustments from prior year acquisitions that were made within the permitted measurement period.
(2)
The weighted average useful life of purchased customer accounts is 14 years.

For the nine months ended September 30, 2025, adjustments were made within the permitted measurement period, which increased total net assets acquired by $5 million and decreased goodwill by $4 million. These measurement-period adjustments have been reflected as current-period adjustments in the nine months ended September 30, 2025 in accordance with the guidance in ASC 805. The measurement-period adjustments had no effect on earnings or cash in the current period.

For the acquisitions completed during 2025, the results of operations since the acquisition dates have been combined with those of the

Company. The total revenues and income before income taxes from acquisitions completed through September 30, 2025, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2025 were $318 million and $34 million, respectively.

If the Company's 2025 acquisitions had occurred as of the beginning of 2024, the estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Total revenues	$1,750	$1,636	$5,316	$4,972
Net income	$246	$253	$859	$841
Net income per share:
Basic	$0.74	$0.76	$2.58	$2.54
Diluted	$0.73	$0.76	$2.57	$2.52

Acquisition Earn-Out Payables

As of September 30, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Balance as of the beginning of the period	$151	$169	$167	$249
Additions to estimated acquisition earn-out payables	8	8	24	28
Assumed acquisition earn-out payables	439	—	439	—
Payments for estimated acquisition earn-out payables	(32)	(38)	(78)	(135)
Subtotal	566	139	552	142
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	10	(9)	14	(15)
Interest expense accretion	1	1	4	6
Net change in earnings from estimated acquisition earn-out payables	11	(8)	18	(9)
Foreign currency translation adjustments during the year	(2)	6	5	4
Balance as of September 30,	$575	$137	$575	$137

Of the $575 million of estimated acquisition earn-out payables as of September 30, 2025, $262 million was recorded as accounts payable and $313 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2025 was $431 million. The maximum future acquisition contingency payments totaled $353 million, excluding the uncapped earn-out payables, as of September 30, 2025.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows:

(in millions)	Retail	Specialty Distribution	Total
Balance as of December 31, 2024	$5,436	$2,534	$7,970
Goodwill of acquired businesses	4,206	2,501	6,707
Goodwill adjustments during measurement period (1)	(5)	1	(4)
Goodwill disposed of relating to sales of businesses	(5)	—	(5)
Foreign currency translation adjustments during the year	183	40	223
Balance as of September 30, 2025	$9,815	$5,076	$14,891

(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$6,734	$(1,869)	$4,865	$3,557	$(1,718)	$1,839
Foreign currency translation adjustments during the year	99	(12)	87	(28)	3	(25)
Total	$6,833	$(1,881)	$4,952	$3,529	$(1,715)	$1,814

Amortization expense for intangible assets for the years ending December 31, 2025, 2026, 2027, 2028 and 2029 is estimated to be $261 million, $446 million, $427 million, $420 million, and $402 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$25	$25
Current portion of 3-year term loan facility expires 2025	—	150
Current portion of 5-year term loan facility expires 2027	50	50
Total current portion of long-term debt	75	225
Long-term debt:
Note agreements:
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	—
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	—
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	—
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	—
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	—
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	—
Total notes	7,050	2,850
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	150	169
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	200	250
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	325	362
Total credit agreements	675	781
Unamortized portion of debt discounts related to note agreements (contra)	(19)	(11)
Debt issuance costs (contra)	(53)	(21)
Total long-term debt, less unamortized discount and debt issuance costs	7,653	3,599
Current portion of long-term debt	75	225
Total debt	$7,728	$3,824

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Notes Underwriting Agreement contains customary representations, warranties and covenants of the Company, conditions to closing, termination provisions and other terms and conditions customary in agreements of this type. The Notes Underwriting Agreement also contains customary indemnification and contribution rights and obligations of the Company and the Notes Underwriters. The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of September 30, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of September 30, 2025 and December 31, 2024.

Credit agreements: On March 31, 2025, the Company repaid the outstanding balance on the 3-year term loan facility of $150 million.

The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $550 million and $756 million as of September 30, 2025 and December 31, 2024, respectively. There was an outstanding balance of $200 million on the Revolving Credit Facility as of September 30, 2025, and $250 million outstanding as of December 31, 2024.

The Company is required to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2025 and December 31, 2024.

At September 30, 2025, the one month term SOFR Rate for the term loan due October 2026 and the term loan due March 2027 was 4.263%. The one month term SOFR Rate on the Revolving Credit Facility due October 2026 was 4.280% as of September 30, 2025. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	$7,031	$7,022	$2,839	$2,602

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease assets	$269	$200
Total assets		269	200
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	62	47
Non-current operating lease liabilities	Operating lease liabilities	243	189
Total liabilities		$305	$236

The components of lease cost for operating leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating leases:
Lease cost	$18	$16	$48	$44
Variable lease cost	1	2	4	4
Short-term lease cost	—	—	1	—
Operating lease cost	19	18	53	48
Sublease income	—	—	(1)	(1)
Total lease cost net	$19	$18	$52	$47

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2025 were:

Weighted average remaining lease term in years	5.97
Weighted average discount rate	4.05%

Maturities of the operating lease liabilities by fiscal year at September 30, 2025 for the Company's operating leases are as follows:

(in millions)	Operating leases
2025 (Remainder)	$15
2026	76
2027	63
2028	51
2029	40
Thereafter	94
Total undiscounted lease payments	339
Less: imputed interest	34
Present value of lease payments	$305

Supplemental cash flow information for operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$19	$16	$53	$45
Right-of-use assets obtained in exchange for new operating liabilities	$15	$11	$30	$35

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the nine months ended September 30, 2025, the Company had an impact of $66 million from foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows due to the change in currency exchange rates.

Cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in millions)	2025	2024
Cash paid during the period for:
Interest	$144	$162
Income taxes, net of refunds	$319	$289

During 2024, the Company accrued for and deferred approximately $90 million related to certain federal income tax payments due to Hurricanes Debby and Milton tax relief. These deferrals of income tax payments were paid by the deadline of May 1, 2025.

During the nine months ended September 30, 2024, the Company paid $91 million related to certain federal income tax payments that were deferred from 2023 due to Hurricane Idalia tax relief and paid approximately $30 million of tax payments associated with the gain on disposal of certain third-party claims administration and adjusting services businesses sold in the fourth quarter of 2023.

Significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in millions)	2025	2024
Other payables issued for agency acquisitions and purchased customer accounts	$699	$14
Estimated acquisition earn-out payables issued for agency acquisitions	$24	$28
Assumed acquisition earn-out payables	$439	$—
Common stock issued for agency acquisition	$612	$—

The Company's restricted cash balances relate to amounts held in escrow in accordance with the Merger Agreement. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining cash in the escrow account will be released to the equityholders. Restricted cash is presented within other assets in the Company's Condensed Consolidated Balance Sheets.

	Balance as of September 30,
(in millions)	2025	2024
Table to reconcile cash, cash equivalents and restricted cash inclusive of fiduciary cash
Cash and cash equivalents	$1,190	$957
Fiduciary cash	2,271	1,744
Restricted cash	263	—
Total cash, cash equivalents and restricted cash inclusive of fiduciary cash at the end of the period	$3,724	$2,701

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

NOTE 12 Segment Information

In conjunction with the acquisition of Accession in the third quarter of 2025, the Company aligned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. As a result, beginning in the third quarter of 2025, the Company reports its financial results in the following two reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; and (ii) the Specialty Distributions segment, which consists of our programs, wholesale brokerage and specialty businesses. Our programs businesses which act as MGUs, provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. Our wholesale brokerage businesses underwrite and place excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. Our specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The balances presented for periods prior to September 30, 2025 have been recast to align with the two-segment structure.

Brown & Brown conducts most of its operations within the U.S., International retail operations include businesses based in Bermuda, Canada, Cayman Islands, the Netherlands, Republic of Ireland and the United Kingdom; specialty distribution operations are in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These international operations earned $196 million and $155 million of total revenues for the three months ended September 30, 2025 and 2024, respectively. These international operations earned $638 million and $486 million of total revenues for the nine months ended September 30, 2025 and 2024, respectively.

The Company's chief operating decision maker ("CODM"), the president and chief executive officer, regularly receives segment information on total revenue, organic revenue growth, income before income taxes and earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables ("EBITDAC"). The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. The Company's CODM does not use segment assets to make resource allocation decisions; and therefore, segment assets have not been presented.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$883	$681	$1,564
Reconciliation of revenues
Other (1)			42
Total consolidated revenues			$1,606
Less: (2)
Employee compensation and benefits	493	252
Other operating expenses	153	132
(Gain)/loss on disposal	—	—
Depreciation and amortization	74	32
Interest expense	(11)	9
Change in estimated acquisition earn-out payables	10	1
Segment Income before income taxes	$164	$255	$419
Reconciliation of income before income taxes
Other (1)			(108)
Consolidated Income before income taxes			$311

	Three months ended September 30, 2024
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$641	$524	$1,165
Reconciliation of revenues
Other (1)			21
Total consolidated revenues			$1,186
Less: (2)
Employee compensation and benefits	364	193
Other operating expenses	107	95
(Gain)/loss on disposal	(1)	—
Depreciation and amortization	35	21
Interest expense	18	10
Change in estimated acquisition earn-out payables	(2)	(5)
Segment Income before income taxes	$120	$210	$330
Reconciliation of income before income taxes
Other (1)			(13)
Consolidated Income before income taxes			$317

(1) "Other" includes any income and expenses not allocated to reportable segments and corporate-related items.

(2) Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Nine months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,487	$1,731	$4,218
Reconciliation of revenues
Other (1)			77
Total consolidated revenues			$4,295
Less: (2)
Employee compensation and benefits	1,326	653
Other operating expenses	395	321
(Gain)/loss on disposal	1	—
Depreciation and amortization	158	71
Interest expense	19	27
Change in estimated acquisition earn-out payables	13	5
Segment Income before income taxes	$575	$654	$1,229
Reconciliation of income before income taxes
Other (1)			(179)
Consolidated Income before income taxes			$1,050

	Nine months ended September 30, 2024
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,093	$1,482	$3,575
Reconciliation of revenues
Other (1)			47
Total consolidated revenues			$3,622
Less: (2)
Employee compensation and benefits	1,118	570
Other operating expenses	334	272
(Gain)/loss on disposal	(2)	(28)
Depreciation and amortization	101	59
Interest expense	56	32
Change in estimated acquisition earn-out payables	(2)	(7)
Segment Income before income taxes	$488	$584	$1,072
Reconciliation of income before income taxes
Other (1)			(44)
Consolidated Income before income taxes			$1,028

(1) "Other" includes any income and expenses not allocated to reportable segments and corporate-related items.

(2) Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

NOTE 13 Insurance Company Subsidiary Operations

The Company operates a write-your-own flood insurance carrier, Wright National Flood Insurance Company. WNFIC’s underwriting business consists of policies written pursuant to the NFIP, the program administered by FEMA to which premiums and underwriting exposure are ceded, and excess flood policies, which are fully reinsured in the private market. Congressional authorization for the NFIP is periodically evaluated and may be subject to potential government shutdowns. The Company sells excess flood policies, which are 100% ceded to a highly rated reinsurance carrier.

The Company operates and/or participates in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These respective entities are utilized for the purpose of managing SCICs, facilitating additional underwriting capacity, generating incremental revenues and/or participating in underwriting results. The Company acquired the SCICs through our acquisition of Accession. We consolidated the SCICs after determining they qualify as Variable Interest Entities (VIEs), and the Company is the primary beneficiary. The SCICs are required to follow the regulatory requirements of their respective domiciliary governments; and, the Company has no other restrictions over the use of the assets or liabilities of the SCICs.

The Company purchases reinsurance from other insurance companies to limit total exposure. In addition, the Company cedes insurance risk to other insurance companies and the U.S. government as permitted by the NFIP. The Company’s SCICs are created for clients to insure their risks and manage the costs of their insurance programs. In these arrangements, the Company acts as a fronting insurer and enters into reinsurance treaties, under which the Company has ceded all of the liabilities to client-owned captive cells through cross collateralization between the cells. The premiums and underwriting exposure related to the Company’s SCIC insurance operations are fully ceded to the client-owned captive cells such that the Company’s SCIC operations have no underwriting risk on a net written basis.

The quota share captive participates in risk sharing on policies placed by certain of our MGU businesses that currently underwrite property insurance for earthquake and wind exposed properties. A portion of written premiums are ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses.

The excess of loss layer captive participates in risk sharing on policies placed by one of our MGU businesses that underwrites risks associated with personal property, excluding flood, primarily in the southeastern United States with one layer of per risk excess reinsurance and three layers of catastrophe per occurrence reinsurance. All four layers have limited reinstatements; and therefore, the layers have capped, maximum aggregate limits.

The effects of reinsurance on premiums written and earned are as follows:

	Nine months ended September 30, 2025
(in millions)	Written	Earned
WNFIC:
Direct	$838	$773
Ceded	(838)	(773)
Net premiums - WNFIC	—	—
Captives:
Direct	159	326
Assumed	133	106
Ceded	(217)	(375)
Net premiums - Captives	75	57
Net premiums - Total	$75	$57

WNFIC

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 29.1% gross expense allowance from January 1, 2025 through September 30, 2025. For the same period, the Company ceded $835 million of written premiums to FEMA for NFIP policies and $3 million to highly rated carriers for excess flood policies.

As of September 30, 2025, the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $247 million and prepaid reinsurance premiums of $584 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2025 through September 30, 2025, as the Company's direct premiums written were 100% ceded to two reinsurers. The gross balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of September 30, 2025 was $247 million. These balances primarily relate to hurricane claims activity in 2024.

WNFIC maintains capital in excess of the minimum statutory amount of $8 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $37 million at September 30, 2025 and $44 million as of December 31, 2024. For the period from January 1, 2025 through September 30, 2025, WNFIC generated minimal statutory net loss. For the period from January 1, 2024 through December 31,

2024, WNFIC generated statutory net income of $9 million. The maximum amount of ordinary dividends that WNFIC can pay during a rolling twelve-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. On June 27, 2025, WNFIC paid an ordinary dividend of $9 million. The dividend was declared and approved by the WNFIC Board of Directors on May 30, 2025. The maximum dividend payout that may be made in 2025 without prior approval is $9 million.

Captives

In December 2021, the initial funding to capitalize the quota share captive was $6 million. This capital in addition to earnings of $26 million through September 30, 2025 is considered at risk for loss.

The excess of loss layer captive was renewed in June 2025 with underlying reinsurance treaties effective from June 1, 2025 through May 31, 2026. This captive’s maximum aggregate annual underwriting exposure is $2 million per occurrence, up to $4 million.

As of September 30, 2025, the Condensed Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $17 million, prepaid reinsurance premiums of $206 million, reinsurance recoverable of $356 million, reinsurance payable of $215 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $373 million and unearned premiums of $303.

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

During the first quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on January 22, 2025 and paid on February 12, 2025 for a total of $43 million. During the second quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on April 28, 2025 and paid on May 21, 2025 for a total of $43 million. During the third quarter, the Company paid a dividend of $0.15 per share, which was approved by the Board of Directors on July 23, 2025 and paid on August 20, 2025 for a total of $50 million.

On June 10, 2025, the Company entered into an Underwriting Agreement (the “Common Stock Underwriting Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Common Stock Underwriters”), with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company used the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the Merger Agreement and to pay fees and expenses associated with the foregoing.

As part of the consideration for the Accession acquisition, the Company issued approximately $1,045 million of its common stock (par value $0.10 per share) to the selling shareholders (the “Common Stock Consideration”), based on the market value of the shares at closing. The number of shares issued was calculated using the Company’s closing stock price of $110.57 per share on June 6, 2025.

On October 22, 2025, the Board of Directors approved a quarterly cash dividend of $0.165 per share to be paid on November 12, 2025.

On October 22, 2025, subsequent to the end of the quarter, our Board of Directors approved an additional $1,251 million increase to our existing share repurchase authorization. This action brings our total remaining repurchase capacity to approximately $1,500 million of the Company's outstanding common stock.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the two discussions should be read together.

GENERAL

Company Overview — Third Quarter of 2025

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, please see “Information Regarding Non-GAAP Financial Measures” below concerning important information on non-GAAP financial measures contained in our discussion and analysis.

We are a diversified insurance agency, wholesale brokerage, insurance programs, specialty insurance business and service organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in capitalized captive insurance facilities for the purpose of having additional capacity to place coverage, drive additional revenues and to participate in underwriting results. The limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting. We also operate registered insurance companies to support our national flood insurance program and to support our cross-collateralized segregated captive cell businesses. We do not participate in earnings of the collateralized segregated captive cells.

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

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Specialty Distribution segment, which earn fees primarily for the issuance of insurance policies on behalf of insurance carriers and (ii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, in our F&I businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs and fees for Medicare Set-aside services, Social Security disability services and Medicare benefits advocacy services. Fee revenues as a percentage of our total commissions and fees, represented 21.1% in 2024 and 23.9% in 2023.

For the three months ended September 30, 2025, our total commissions and fees growth rate was 34.2%, and our consolidated Organic Revenue growth rate was 3.5%.

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

Income before income taxes for the three months ended September 30, 2025 decreased from the third quarter of 2024 by $6 million or 1.9%, due to Acquisition/Integration Costs associated with the acquisition of Accession and increases in the change in estimated acquisition earnout payables, partially offset by Organic Revenue growth, leveraging our expense base, net new business and income from acquisitions completed in the past twelve months.

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

We view Organic Revenue and Organic Revenue growth as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our two segments, because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We also view EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue growth, and EBITDAC Margin - Adjusted as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

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
•
EBITDAC - Adjusted is defined as EBITDAC, excluding (i) (gain)/loss on disposal (as defined below), (ii) Acquisition/Integration Costs (as defined below) and (iii) mark-to-market of escrow liability (as defined below).
•
EBITDAC Margin - Adjusted is defined as EBITDAC - Adjusted divided by total revenues.

Definitions Related to Certain Components of Non-GAAP Measures

•
“Acquisition/Integration Costs” means the acquisition and integration costs (e.g., costs associated with regulatory filings; costs for third-party professional services, including legal, accounting, consulting, financial advisory and due diligence; costs and fees associated with entry into the bridge financing commitment; costs of integrating or streamlining processes and information technology systems, including data migration and system integration; costs associated with optimizing vendor agreements and leased office space, including exit costs related to location combinations; and employment-related costs, including severance payments, costs associated with the transition of certain legacy compensation programs, retention-related compensation expenses, and incentive payments) arising out of our acquisition of Accession and acquisitions previously completed by Accession, which are not considered to be normal, recurring or part of ongoing operations.

•
“Foreign Currency Translation” means the period-over period impact of foreign currency translation, which is calculated by applying current-year foreign exchange rates to the various functional currencies in our business to our reporting currency of U.S. dollars for the same period in the prior year.
•
“(Gain)/loss on disposal” is a caption on our consolidated statements of income which reflects net proceeds received as compared to the net book value related to sales of books of business and other divestiture transactions.
•
“Mark-to-market of escrow liability” is a caption on our consolidated statements of income which reflects the non-cash change in the fair value associated with certain shares of the Company’s common stock held in escrow. The change is driven by fluctuations in our stock price between the beginning of the quarter and the end of the quarter. These escrowed shares represent a portion of the merger consideration payable in connection with our acquisition of Accession. The escrowed shares secure certain indemnification obligations of the Accession equity holders related to businesses that are in run-off or discontinued.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the third quarter of 2025, we acquired 713 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$1,477	$1,128	30.9%	$4,022	$3,435	17.1%
Profit-sharing contingent commissions	73	27	170.4%	161	110	46.4%
Investment and other income	56	31	80.6%	112	77	45.5%
Total revenues	1,606	1,186	35.4%	4,295	3,622	18.6%
EXPENSES
Employee compensation and benefits	793	607	30.6%	2,116	1,823	16.1%
Other operating expenses	276	165	67.3%	672	499	34.7%
(Gain)/loss on disposal	—	(1)	(100.0)%	1	(30)	(103.3)%
Amortization	93	45	106.7%	196	131	49.6%
Depreciation	14	11	27.3%	37	33	12.1%
Interest	100	50	100.0%	197	147	34.0%
Change in estimated acquisition earn-out payables	11	(8)	NMF	18	(9)	NMF
Mark-to-market of escrow liability	8	—	NMF	8	—	NMF
Total expenses	1,295	869	49.0%	3,245	2,594	25.1%
Income before income taxes	311	317	(1.9)%	1,050	1,028	2.1%
Income taxes	82	78	5.1%	251	237	5.9%
Net income before non-controlling interests	229	239	(4.2)%	799	791
Less: Net income attributable to non-controlling interests	2	5		9	8
Net income attributable to the Company	$227	$234	(3.0)%	$790	$783	0.9%
Income Before Income Taxes Margin (1)	19.4%	26.7%		24.4%	28.4%
EBITDAC - Adjusted (2)	$587	$414	41.8%	$1,594	$1,300	22.6%
EBITDAC Margin - Adjusted (2)	36.6%	34.9%		37.1%	35.9%
Organic Revenue growth rate (2)	3.5%	9.5%		4.6%	9.4%
Employee compensation and benefits relative to total revenues	49.4%	51.2%		49.3%	50.3%
Other operating expenses relative to total revenues	17.2%	13.9%		15.6%	13.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the three months ended September 30, 2025 increased $395 million to $1,550 million, or 34.2%, over the same period in 2024. Core commissions and fees revenue for the third quarter of 2025 increased $349 million or 30.9%, composed of: (i) approximately $40 million of net new and renewal business, which reflects an Organic Revenue growth rate of 3.5%; (ii) $307 million from acquisitions that had no comparable revenues in the same period of 2024; (iii) an increase from the impact of Foreign Currency Translation of $5 million and an offsetting decrease from (iv) $3 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the third quarter of 2025 increased by $46 million, or 170%, compared to the same period in 2024. This increase was driven primarily by (i) improved underwriting results, growth in premium volume and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Commissions and fees, including profit-sharing contingent commissions and earned premiums, for the nine months ended September 30, 2025, increased $638 million to $4,183 million, or 18.0%, over the same period in 2024. Core commissions and fees revenue for the nine months ended September 30, 2025 increased $587 million or 17.1%, composed of: (i) approximately $157 million of net new and renewal business, which reflects an Organic Revenue growth rate of 4.6%; (ii) $429 million from acquisitions that had no comparable revenues in the same period of 2024; (iii) an increase from the impact of Foreign Currency Translation of $11 million and (iv) an offsetting decrease of $10 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for the nine months ended September 30, 2025 increased by $51 million, or 46.4%, compared to the same period in 2024. This increase was driven primarily by (i) improved underwriting results, increased premium volume and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Investment and Other Income

Investment and other income for the three months ended September 30, 2025 increased $25 million from the same period in 2024. Investment income for the nine months ended September 30, 2025 increased $35 million, from the same period in 2024. The increase was driven by approximately $42 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, which was held in preparation for the closing of the acquisition of Accession. The increase year over year was partially offset by lower average interest rates as compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.4% for the three months ended September 30, 2025 as compared to 51.2% for the three months ended September 30, 2024, an increase of 30.6%, or $186 million. This increase included $164 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $22 million. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) the increased cost of health insurance; and (iii) an increase in producer compensation associated with revenue growth.

Employee compensation and benefits expense as a percentage of total revenues was 49.3% for the nine months ended September 30, 2025 as compared to 50.3% for the nine months ended September 30, 2024, and increased 16.1%, or $293 million. This increase included $219 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $74 million. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) the increased cost of health insurance; and (iii) an increase in producer compensation associated with revenue growth.

Other Operating Expenses

Other operating expenses represented 17.2% of total revenues for the third quarter of 2025, as compared to 13.9% for the third quarter of 2024. Other operating expenses for the third quarter of 2025 increased $111 million, or 67.3%, from the same period of 2024. This change includes: (i) $68 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2024; (ii) $50 million of Acquisition/Integration Costs associated with the acquisition of Accession, $9 million of which is included in the $60 million related to acquisitions that had no comparable costs in the same period of 2024; and (iii) increased information technology-related costs.

Other operating expenses represented 15.6% of total revenues for the nine months ended September 30, 2025, as compared to 13.8% for the nine months ended September 30, 2024. Other operating expenses for the first nine months of 2025 increased $173 million, or 34.7%, from the same period of 2024. This change includes: (i) $85 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2024; (ii) $87 million of Acquisition/Integration Costs associated with the acquisition of Accession, $9 million of which is included in the $60 million related to acquisitions that had no comparable costs in the same period of 2024; and (iii) increased information technology-related costs.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2025 decreased $1 million from the third quarter of 2024. Gain on disposal for the nine months ended September 30, 2025 decreased $31 million from the nine months ended September 30, 2024. These decreases were primarily attributable to the prior year finalization of the gain associated with selling certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2025 increased $48 million, or 106.7%, compared to the third quarter of 2024. Amortization expense for the nine months ended September 30, 2025 increased $65 million, or 49.6%, compared to the nine months ended September 30, 2024. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the third quarter of 2025 increased $3 million, or 27.3%, compared to the third quarter of 2024. Depreciation expense for the nine months ended September 30, 2025 increased $4 million, or 12.1%, compared to the nine months ended September 30, 2024. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the third quarter of 2025 increased $50 million, or 100.0%, compared to the third quarter of 2024. Interest expense for the nine months ended September 30, 2025 increased $50 million, or 34.0%, compared to the first nine months of 2024. The increase is due to higher debt balances resulting from debt issuance second quarter of 2025 to fund the acquisition of Accession, which was partially offset by decreases in the floating rate benchmark used on our adjustable-rate debt.

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

As of September 30, 2025 and 2024, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Change in fair value of estimated acquisition earn-out payables	$10	$(9)	$14	$(15)
Interest expense accretion	1	1	4	6
Net change in earnings from estimated acquisition earn-out payables	$11	$(8)	$18	$(9)

For the three months and nine months ended September 30, 2025, the fair value of estimated earn-out payables was re-evaluated and resulted in increases of $10 million and $14 million, respectively, which resulted in charges to the Condensed Consolidated Statements of Income.

As of September 30, 2025, estimated acquisition earn-out payables totaled $575 million, of which $262 million was recorded as accounts payable and $313 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2025 and 2024 was 26.4% and 24.6%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2025 and 2024 was 23.9% and 23.1%, respectively. The increase for the three months ended September 30, 2025 was primarily driven by non-deductibility of certain costs associated with the acquisition of Accession. The increase for the nine months ended September 30, 2025 was driven primarily by the lower tax benefit associated with vesting of restricted stock awards and restricted stock units in 2025 as compared to 2024 as well as the non-deductibility of certain costs associated with the acquisition of Accession.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate two reportable segments: Retail and Specialty Distribution. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, management primarily focuses on Organic Revenue growth, the growth in profit-sharing contingent commissions and EBITDAC Margin when evaluating the operational efficiency of a segment.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2025 and 2024, and the growth rates for Organic Revenue for the three months ended September 30, 2025, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$877	$639	$673	$516	$1,550	$1,155
Total change	$238		$157		$395
Total growth %	37.2%		30.4%		34.2%
Profit-sharing contingent commissions	(18)	(8)	(55)	(19)	(73)	(27)
Core commissions and fees	$859	$631	$618	$497	$1,477	$1,128
Acquisitions	(210)		(97)		(307)
Dispositions		(3)		—		(3)
Foreign Currency Translation		4		1		5
Organic Revenue (2)	$649	$632	$521	$498	$1,170	$1,130
Organic Revenue growth (2)	$17		$23		$40
Organic Revenue growth rate (2)	2.7%		4.6%		3.5%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2024, including by segment, are as follows:

2024	Retail (1)		Specialty Distribution		Total
(in millions)	2024	2023	2024	2023	2024	2023
Commissions and fees	$639	$599	$516	$450	$1,155	$1,049
Total change	$40		$66		$106
Total growth %	6.7%		14.7%		10.1%
Profit-sharing contingent commissions	(8)	(9)	(19)	(18)	(27)	(27)
Core commissions and fees	$631	$590	$497	$432	$1,128	$1,022
Acquisitions	(16)		(19)		(35)
Dispositions		—		(26)		(26)
Foreign Currency Translation		2		—		2
Organic Revenue (2)	$615	$592	$478	$406	$1,093	$998
Organic Revenue growth (2)	$23		$72		$95
Organic Revenue growth rate (2)	3.9%		17.7%		9.5%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2025 and 2024, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2025, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$2,474	$2,086	$1,709	$1,459	$4,183	$3,545
Total change	$388		$250		$638
Total growth %	18.6%		17.1%		18.0%
Profit-sharing contingent commissions	(40)	(30)	(121)	(80)	(161)	(110)
Core commissions and fees	$2,434	$2,056	$1,588	$1,379	$4,022	$3,435
Acquisitions	(312)		(117)		(429)
Dispositions		(10)		—		(10)
Foreign Currency Translation		9		2		11
Organic Revenue (2)	$2,122	$2,055	$1,471	$1,381	$3,593	$3,436
Organic Revenue growth (2)	$67		$90		$157
Organic Revenue growth % (2)	3.3%		6.5%		4.6%

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2024 and 2023, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2024, including by segment, are as follows:

2024	Retail (1)		Specialty Distribution		Total
(in millions)	2024	2023	2024	2023	2024	2023
Commissions and fees	$2,086	$1,919	$1,459	$1,274	$3,545	$3,193
Total change	$167		$185		$352
Total growth %	8.7%		14.5%		11.0%
Profit-sharing contingent commissions	(30)	(40)	(80)	(48)	(110)	(88)
Core commissions and fees	$2,056	$1,879	$1,379	$1,226	$3,435	$3,105
Acquisitions	(55)		(65)		(120)
Dispositions		(3)		(78)		(81)
Foreign Currency Translation		6		1		7
Organic Revenue (2)	$2,001	$1,882	$1,314	$1,149	$3,315	$3,031
Organic Revenue growth (2)	$119		$165		$284
Organic Revenue growth % (2)	6.3%		14.4%		9.4%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of this Quarterly Report on Form 10-Q of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$883	$681	$42	$1,606
Income before income taxes	164	255	(108)	311
Income Before Income Taxes Margin(1)	18.6%	37.4%	NMF	19.4%
Amortization	66	27	—	93
Depreciation	8	5	1	14
Interest	(11)	9	102	100
Change in estimated acquisition earn-out payables	10	1	—	11
EBITDAC(2)	237	297	(5)	529
EBITDAC Margin(2)	26.8%	43.6%	NMF	32.9%
(Gain)/loss on disposal	—	—	—	—
Acquisition/Integration Costs	10	2	38	50
Mark-to-market of escrow liability	—	—	8	8
EBITDAC - Adjusted(2)	$247	$299	$41	$587
EBITDAC Margin - Adjusted(2)	28.0%	43.9%	NMF	36.6%	(3)

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

(3) Amount reflects the positive impact of approximately $29 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s acquisition of Accession.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2024, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$641	$524	$21	$1,186
Income before income taxes	120	210	(13)	317
Income Before Income Taxes Margin(1)	18.7%	40.1%	NMF	26.7%
Amortization	29	16	—	45
Depreciation	6	5	—	11
Interest	18	10	22	50
Change in estimated acquisition earn-out payables	(2)	(5)	(1)	(8)
EBITDAC(2)	171	236	8	415
EBITDAC Margin(2)	26.7%	45.0%	NMF	35.0%
(Gain)/loss on disposal	(1)	—	—	(1)
Acquisition/Integration Costs	—	—	—	—
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(2)	$170	$236	$8	$414
EBITDAC Margin - Adjusted(2)	26.5%	45.0%	NMF	34.9%

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a

non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$2,487	$1,731	$77	$4,295
Income before income taxes	575	654	(179)	1,050
Income Before Income Taxes Margin(1)	23.1%	37.8%	NMF	24.4%
Amortization	139	57	—	196
Depreciation	19	14	4	37
Interest	19	27	151	197
Change in estimated acquisition earn-out payables	13	5	—	18
EBITDAC(2)	765	757	(24)	1,498
EBITDAC Margin(2)	30.8%	43.7%	NMF	34.9%
(Gain)/loss on disposal	1	—	—	1
Acquisition/Integration Costs	10	2	75	87
Mark-to-market of escrow liability	—	—	8	8
EBITDAC - Adjusted(2)	$776	$759	$59	$1,594
EBITDAC Margin - Adjusted(2)	31.2%	43.8%	NMF	37.1%	(3)

(1) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

(3) Amount reflects the positive impact of approximately $42 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s acquisition of Accession.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2024, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$2,093	$1,482	$47	$3,622
Income before income taxes	488	584	(44)	1,028
Income Before Income Taxes Margin(1)	23.3%	39.4%	NMF	28.4%
Amortization	86	45	—	131
Depreciation	15	14	4	33
Interest	56	32	59	147
Change in estimated acquisition earn-out payables	(2)	(7)	—	(9)
EBITDAC(2)	643	668	19	1,330
EBITDAC Margin(2)	30.7%	45.1%	NMF	36.7%
(Gain)/loss on disposal	(2)	(28)	—	(30)
Acquisition/Integration Costs	—	—	—	—
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(2)	$641	$640	$19	$1,300
EBITDAC Margin - Adjusted(2)	30.6%	43.2%	NMF	35.9%

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

Financial information relating to our Retail segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$859	$631	36.1%	$2,436	$2,057	18.4%
Profit-sharing contingent commissions	18	8	125.0%	40	30	33.3%
Investment and other income	6	2	200.0%	11	6	83.3%
Total revenues	883	641	37.8%	2,487	2,093	18.8%
EXPENSES
Employee compensation and benefits	493	364	35.4%	1,326	1,118	18.6%
Other operating expenses	153	107	43.0%	395	334	18.3%
(Gain)/loss on disposal	—	(1)	100.0%	1	(2)	150.0%
Amortization	66	29	127.6%	139	86	61.6%
Depreciation	8	6	33.3%	19	15	26.7%
Interest	(11)	18	(161.1%)	19	56	(66.1%)
Change in estimated acquisition earn-out payables	10	(2)	NMF	13	(2)	NMF
Total expenses	719	521	38.0%	1,912	1,605	19.1%
Income before income taxes	$164	$120	36.7%	$575	$488	17.8%
Income Before Income Taxes Margin (1)	18.6%	18.7%		23.1%	23.3%
EBITDAC - Adjusted (2)	$247	$170	45.3%	$776	$641	21.1%
EBITDAC Margin - Adjusted (2)	28.0%	26.5%		31.2%	30.6%
Organic Revenue growth rate (2)	2.7%	3.9%		3.3%	6.3%
Employee compensation and benefits relative to total revenues	55.8%	56.8%		53.3%	53.4%
Other operating expenses relative to total revenues	17.3%	16.7%		15.9%	16.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended September 30, 2025 increased 37.8%, or $242 million, as compared to the same period in 2024, to $883 million. The $228 million increase in core commissions and fees revenue was driven by: (i) approximately $210 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $17 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $4 million and (iv) an offsetting decrease of $3 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions for the third quarter of 2025 increased $10 million at $18 million, as compared to the same period in 2024. This increase was due to acquisitions completed within the last twelve months. The Retail segment’s total commissions and fees increased by 37.2%, and the Organic Revenue growth rate was 2.7% for the third quarter of 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Growth for renewal business was moderated by slowing rate increases, rate decreases for certain lines of coverage, certain adjustments to incentive commissions and a regulatory change for one of our UK businesses.

Income before income taxes for the three months ended September 30, 2025 increased 36.7%, or $44 million, as compared to the same period in 2024, to $164 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense and (ii) the profit associated with the net increase in revenue as described above, partially offset by (iii) an increase in estimated acquisition earn-out payables, and (iv) an increase in amortization expense.

EBITDAC - Adjusted for the three months ended September 30, 2025 increased 45.3%, or $77 million, as compared to the same period in 2024, to $247 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2025 increased to 28.0% from 26.5% in the same period in 2024. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) leveraging our expense base; and (ii) the timing of revenues and profit associated with certain recent acquisitions.

The Retail segment’s total revenues for the nine months ended September 30, 2025 increased 18.8%, or $394 million, as compared to the same period in 2024, to $2,487 million. The $379 million increase in core commissions and fees revenue was driven by: (i) approximately $311 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $68 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $9 million; and (iv) an offsetting decrease of $10 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions for the nine months of 2025 increased 33.3%, or $10 million, as compared to the same period in 2024, to $40 million. This increase was due to acquisitions completed within the last twelve months. The Retail segment’s total commissions and fees increased by 18.6%, and the Organic Revenue growth rate was 3.3% for the first nine months of 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by timing of certain nonrecurring revenue items, slowing rate increases, rate decreases for certain lines of coverage, certain adjustments to incentive commissions and a regulatory change for one of our UK businesses.

Income before income taxes for the nine months ended September 30, 2025 increased 17.8%, or $87 million, as compared to the same period in 2024, to $575 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; and (ii) the profit associated with the net increase in revenue as described above, partially offset by (iii) an increase in estimated acquisition earn-out payables, and (iv) amortization and depreciation expense growing faster than total revenues.

EBITDAC - Adjusted for the nine months ended September 30, 2025 increased 21.1%, or $135 million, as compared to the same period in 2024, to $776 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2025 increased to 31.2% from 30.6% in the same period in 2024. The increase in EBITDAC Margin - Adjusted was primarily driven by: (i) the net increase in revenue as described above; (ii) the timing of revenues associated with recent acquisitions; and (iii) leveraging our expense base.

Specialty Distribution Segment

The Specialty Distribution Segment is composed of our programs business, known as Arrowhead Programs; our wholesale brokerage business, known as Bridge Specialty Group; and our new specialty program business, known as Arrowhead Specialty. Approximately 81% of the Specialty Distribution segment’s commissions and fees revenue is commission based.

Arrowhead Programs manages a diverse portfolio of professional liability, personal lines, commercial lines, public entity and specialty programs supported by over 100 well-capitalized insurance carriers. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority These programs are generally distributed through a global network of independent agents and brokers, including Brown & Brown retail agents, and offer targeted products and services designed for businesses, individuals, specific industries, trade groups, professions, public entities, municipalities, and niche markets. This division also operates our write-your-own flood insurance carrier, WNFIC and participates in a quota share captive and an excess of loss layer captive. WNFIC’s underwriting business consists of policies written on behalf of and fully ceded to the NFIP, as well as excess flood policies, which are fully reinsured in the private market.

Bridge Specialty Group, offers global wholesale brokerage and delegated binding/underwriting capabilities across multiple lines, to independent agents and brokers, including Brown & Brown retail agents. Our teams across the globe provide deep industry knowledge and expertise, for placements across multiple lines of coverage based on access to admitted, excess and surplus lines carriers, as well as the Lloyd’s markets in the United Kingdom.

Arrowhead Specialty is composed of our newly acquired specialty businesses from One80 Intermediaries, a segment of Accession, which offer solutions across affinity organizations, administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

Arrowhead Programs' and Arrowhead Specialty's captives businesses provide additional underwriting capacity that enables growth in core commissions and fees and allow us to participate in underwriting results with limited exposure to claims expenses. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These captives limit the Company's exposure to claims expenses either through reinsurance or by participating in limited tranches of the underwriting risk.

Financial information relating to our Specialty Distribution segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2025	2024	% Change	2025	2024	% Change
REVENUES
Core commissions and fees	$618	$497	24.3%	$1,588	$1,379	15.2%
Profit-sharing contingent commissions	55	19	189.5%	121	80	51.3%
Investment and other income	8	8	—%	22	23	(4.3)%
Total revenues	681	524	30.0%	1,731	1,482	16.8%
EXPENSES
Employee compensation and benefits	252	193	30.6%	653	570	14.6%
Other operating expenses	132	95	38.9%	321	272	18.0%
(Gain)/loss on disposal	—	—	—%	-	(28)	100.0%
Amortization	27	16	68.8%	57	45	26.7%
Depreciation	5	5	—%	14	14	—%
Interest	9	10	(10.0)%	27	32	(15.6)%
Change in estimated acquisition earn-out payables	1	(5)	120.0%	5	(7)	171.4%
Total expenses	426	314	35.7%	1,077	898	19.9%
Income before income taxes	$255	$210	21.4%	$654	$584	12.0%
Income Before Income Taxes Margin (1)	37.4%	40.1%		37.8%	39.4%
EBITDAC - Adjusted (2)	$299	$236	26.7%	$759	$640	18.6%
EBITDAC Margin - Adjusted (2)	43.9%	45.0%		43.8%	43.2%
Organic Revenue growth rate (2)	4.6%	17.7%		6.5%	14.4%
Employee compensation and benefits relative to total revenues	37.0%	36.8%		37.7%	38.5%
Other operating expenses relative to total revenues	19.4%	18.1%		18.5%	18.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Specialty Distributions segment’s total revenues for the three months ended September 30, 2025 increased 30.0%, or $157 million, as compared to the same period in 2024, to $681 million. The $121 million increased in core commissions and fees revenue was driven by: (i) approximately $97 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; and (ii) approximately $23 million of net new business, renewal business, and fee revenues; and (iii) an increase from the impact of Foreign Currency Translation of $1 million. Profit-sharing contingent commissions for the third quarter of 2025 increased approximately $36 million as compared to the third quarter of 2024. This increase is a result of favorable loss ratios, increased premiums, and to a lesser extent acquisitions completed in the past twelve months.

The Specialty Distribution segment’s total commissions and fees increased by 30.4%, and the Organic Revenue growth rate was 4.6% for the three months ended September 30, 2025. The Organic Revenue growth was driven by net new and retained business, as well as exposure unit expansion, but was partially offset by declining rates on catastrophe ("CAT") property.

Income before income taxes for the three months ended September 30, 2025 increased 21.4%, or $45 million, as compared to the same period in 2024, to $255 million due to: (i) the growth of EBITDAC – Adjusted described below, partially offset by: (ii) increased amortization expense; and (iii) an increase in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the three months ended September 30, 2025 increased 26.7%, or $63 million, from the same period in 2024, to $299 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2025 decreased to 43.9% from 45.0% in the same period in 2024. EBITDAC Margin - Adjusted decreased due to: (i) businesses acquired within the last twelve months that have lower margins than our average segment margins; partially offset by: (ii) increase in profit-sharing contingent commissions; (iii) Organic Revenue growth; and (iv) leveraging our expense base.

The Specialty Distribution segment’s total revenues for the nine months ended September 30, 2025 increased 16.8%, or $249 million, as compared to the same period in 2024, to $1,731 million. The $209 million increase in core commissions and fees revenue was driven by: (i)

approximately $117 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) approximately $90 million of net new business, renewal business and fee revenues; and (iii) an increase from the impact of Foreign Currency Translation of $2 million. Profit-sharing contingent commissions for the nine months ended September 30, 2024 increased approximately $41 million, or by 51.3%, as compared to the same period in 2024. This increase is a result of favorable loss ratios, increased premiums, and to a lesser extent acquisitions completed in the past twelve months.

The Specialty Distribution segment’s total commissions and fees increased by 17.1%, and the Organic Revenue growth rate was 6.5%, for the nine months ended September 30, 2025. The Organic Revenue growth was driven by hurricane claims revenue, net new and retained business, and exposure unit expansion, but was partially offset by declining rates on CAT property.

Income before income taxes for the nine months ended September 30, 2025 increased 12.0%, or $70 million to $654 million, from the same period in 2024. Income before income taxes increased due to: (i) the drivers of EBITDAC - Adjusted described below; (ii) decreased interest expense; partially offset by: (iii) gain on disposal recorded in the prior year; (iv) increased amortization expense; and (v) an increase in estimated acquisition earn-out payables.

EBITDAC - Adjusted for the nine months ended September 30, 2025 increased 18.6%, or $119 million to $759 million, as compared to the same period in 2024. EBITDAC Margin - Adjusted for the nine months ended September 30, 2025 increased to 43.8% from 43.2% in the same period in 2024. EBITDAC Margin - Adjusted increased due to: (i) the increase in profit-sharing contingent commissions; (ii) Organic Revenue growth; and (iii) leveraging our expense base; while being partially offset by (iv) businesses acquired within the last twelve months that have lower margins than our average segment margins.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” line items in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which as of September 30, 2025 provided up to $600 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement, dated March 31, 2022, which provided term loan capacity of $800 million (the “Loan Agreement”), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,500 million of incremental borrowing capacity as of September 30, 2025.

Cash and cash equivalents totaled $1,190 million at September 30, 2025 reflecting an increase of $515 million from the $675 million balance at December 31, 2024. This increase is due to the cash generated in quarter and cash assumed in connection with the acquisition of Accession.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, non-cash stock-based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities was 1.18 and 1.10 for September 30, 2025 and December 31, 2024, respectively.

Cash flows generated from operating activities totaled $1,006 million and $813 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $193 million. Operating cash flows generated in 2025 included $799 million from net income before non-controlling interests with $359 million of non-cash adjustments, offset by $152 million from changes in working capital.

The growth in cash from operations is primarily due to recent acquisitions and continued improvements in our working capital over the same period in 2024.

Investing Cash Flows

Cash flows used for investing activities were $7,701 million and $119 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $7,582 million.

Acquisitions

During the nine months ended September 30, 2025, the Company completed 37 acquisitions (including book purchases) and paid $7,659 million, net of cash, and cash and cash equivalents held in a fiduciary capacity acquired, most notably for the purchase of Accession Risk Management Group for $7,461 million, Tim Parkman, Inc. for $69 million and NBS Insurance Agency for $43 million. Net cash paid for acquisitions increased $7,541 million in the nine months ended September 30, 2025, up from $118 million during the same period in 2024.

Dispositions

The Company received cash proceeds from the sale of businesses, fixed assets and customer accounts totaling $10 million during the nine months ended September 30, 2025, compared to $60 million proceeds received in the same period in 2024. The decrease is attributed to the proceeds received during the second quarter of 2024 of $57 million from the settlement of two of the contingent payments related to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Capital Expenditures

Capital expenditures amounted to $48 million and $62 million in the nine months ended September 30, 2025 and 2024, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Net cash flows provided by financing activities totaled $7,851 million and net use of $341 million in the nine months ended September 30, 2025 and 2024, respectively, an increase of $8,192 million.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect a decrease of $145 million and an increase of $83 million in the nine months ended September 30, 2025 and 2024, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Payments on acquisition earn-outs related to the original acquisition date estimates totaled $77 million and $100 million in the nine months ended September 30, 2025 and 2024, respectively.

Dividends

During the nine months ended September 30, 2025 and 2024, the Company paid cash dividends of $137 million and $111 million, respectively, an increase of $26 million, or 23.4%. On October 22, 2025, the Board of Directors approved a quarterly cash dividend of $0.165 per share to be paid on November 19, 2025.

Debt

Net cash proceeds from long term debt totaled $3,899 million in the nine months ended September 30, 2025, compared to net cash use of $206 million in the same period of 2024.

Total debt at September 30, 2025 was $7,728 million net of unamortized discount and debt issuance costs, which was an increase of $3,904 million compared to December 31, 2024. The increase includes the issuance of $4,192 million of senior notes net of the unamortized debt discounts and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $5 million, offset by the addition of deferred debt issuance costs of $37 million, $206 million of payments on outstanding term loan balances and net payments on the Revolving Credit Facility of $50 million.

During the nine months ended September 30, 2025, the Company repaid $19 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $175 million as of September 30, 2025. The Company's next scheduled principal payment is due in December 2025 and is equal to $6 million.

During the nine months ended September 30, 2025, the Company repaid $37 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $375 million as of September 30, 2025. The Company’s next scheduled principal payment is $13 million due in December 2025.

During the nine months ended September 30, 2025, the Company repaid the outstanding balance on the Term A-1 Loan Commitment (the “Term A-1 Loan Commitment”) of $150 million related to the Loan Agreement, in accordance with the terms of the Loan Agreement using proceeds from the Revolving Credit Facility in connection with the Second Amended and Restated Credit Agreement.

On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Notes Underwriting Agreement contains customary representations, warranties and covenants of the Company, conditions to closing, termination provisions and other terms and conditions customary in agreements of this type. The Notes Underwriting Agreement also contains customary indemnification and contribution rights and obligations of the Company and the Notes Underwriters. The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of September 30, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

During the second quarter, the Company repaid the outstanding balance on the Revolving Credit Facility of $400 million with cash on hand. During the third quarter, the Company drew $300 million on the Revolving Credit Facility in connection with the closing of Accession Risk Management Group and repaying $100 million during the same quarter. There is an outstanding balance of $200 million on the Revolving Credit Facility as of September 30, 2025.

Common Stock

On June 10, 2025, the Company entered into an Underwriting Agreement (the “Common Stock Underwriting Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (collectively, the “Common Stock Underwriters”), with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company used the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the previously announced acquisition of Accession and to pay fees and expenses associated with the foregoing.

As part of the consideration for the Accession acquisition, the Company issued approximately $1,017 million of its common stock (par value $0.10 per share) to the selling shareholders (the “Common Stock Consideration”), based on the market value of the shares at closing. The number of shares issued was calculated using the Company’s closing stock price of $110.57 per share on June 6, 2025.

Contractual Cash Obligations

As of September 30, 2025, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,800	$75	$1,575	$1,150	$5,000
Other liabilities (1)	285	13	26	21	225
Operating leases	339	71	120	71	77
Interest obligations	4,283	386	665	574	2,658
Maximum future acquisition contingent payments (2)	784	377	407	—	—
Total contractual cash obligations (3)	$13,491	$922	$2,793	$1,816	$7,960

(1)
Does not include the escrow liability which is included within “Other Long-Term Liabilities” issued in connection with our acquisition of Accession. The liability reflects the fair value of shares and cash held in escrow to secure certain indemnification obligations of the Accession equityholders related to businesses that are in run-off or discontinued. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement. The fair value of the escrow liability is remeasured at each reporting date, with changes recognized in earnings. The timing and amount of any future settlement remains subject to the achievement of contractual milestones and may vary from the amounts disclosed. The value as of September 30, 2025, was $676 million.
(2)
Includes $575 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2025 is $431 million.
(3)
Does not include approximately $56 million of current liability for a dividend of $0.1650 per share approved by the Board of Directors on October 22, 2025 to be paid on November 12, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short-term duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at September 30, 2025 and December 31, 2024 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2025, we had $550 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translational exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, and euros. Based upon our foreign currency rate exposure as of September 30, 2025, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2025. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2025, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

FINANCING THE TRANSACTION RESULTED IN AN INCREASE IN OUR INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT US, INCLUDING BY DECREASING OUR BUSINESS FLEXIBILITY AND INCREASING OUR INTEREST EXPENSE.

As of September 30, 2025, our total debt was $7,728 million. We financed the purchase price of the Transaction with the net proceeds of certain securities offerings and cash on hand. These increases in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our indebtedness, and thus the demands on our cash resources, will materially increase as a result of the Transaction.

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

• the impact of the financing of the Transaction on our operating results or financial condition; and

• other financial and strategic risks of the Transaction.

WE ARE SUBJECT TO RISKS RELATED TO ACCESSION’S BUSINESS, INCLUDING UNDERWRITING RISK IN CONNECTION WITH CERTAIN CAPTIVE INSURANCE COMPANIES.

We are subject to risks related to Accession’s business and assumed its insurance policies and other obligations.

Accession’s ownership of one or more protected cells in certain captive insurance companies subjects us to underwriting risk through such ownership and/or participation and may also subject us to certain liabilities and expenses, including those subject to the indemnification provisions of the Merger Agreement. Accession currently owns, and may continue to own, from time to time, one or more protected cells in certain captive insurance companies for the purpose of facilitating additional underwriting capacity for certain of its customers. While Accession’s underwriting risk through any such captive insurance company would generally be limited (absent any regulatory requirement for the contribution of additional capital or contractual obligation to fund any underwriting losses in excess of contributed capital), we may be subject to claims expenses associated with any losses from these customers or programs to the extent not covered by any reinsurance. Our results of operations may be negatively impacted if any such captive insurance company incurs claims expenses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

As partial consideration for the Transaction, on August 1, 2025, the Company issued approximately 11 million shares to the equityholders of RSC. The issuance was made in reliance upon the following exemptions of exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2025:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
July 1, 2025 to July 31, 2025	—	$—	—	$249
August 1, 2025 to August 31, 2025	15,378	93.92	—	249
September 1, 2025 to September 30, 2025	—	—	—	249
Total	15,378	$95.30	—	$249

(1)
A total of (a) 8,431 shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan, and (b) 6,947 shares reported in this column were acquired by the Company in satisfaction of a legal settlement with a former employee of the Company.
(2)
On July 18, 2014, the Board of Directors authorized the repurchase of up to $200 million of the Company's shares of common stock, and on July 20, 2015, the Board of Directors authorized the repurchase of an additional $400 million of the Company's shares of common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $373 million to bring the total available share repurchase authorization to approximately $500 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization as of September 30, 2025 was approximately $249 million. Between January 1, 2014 and September 30, 2025, the Company repurchased a total of approximately 20 million shares for an aggregate cost of approximately $748 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the third quarter of 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 27, 2025	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer)