Form 10-K
period 2025-12-31
BROWN & BROWN, INC.
filed 2026-02-12
CIK 79282

Pro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s Website: www.bbrown.com

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $31,616,025,136.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 10, 2026 was 340,420,023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tampa, Florida, United States of America

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Annual Report on Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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
•
Claims expense resulting from the limited underwriting risk associated with our participation in captive insurance facilities;
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
•
Increasing scrutiny and changing laws or competing expectations from regulators, investors and customers with respect to our environmental, social and governance practices and disclosure;
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
•
Future sales or other dilution of our equity could adversely affect the market price of our common stock;
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

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we also operate and/or participate in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (“SCICs”); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive (collectively, the "Captives"). These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company also operates a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded, and excess flood policies which are fully reinsured in the private market.

In conjunction with the acquisition of RSC, the holding company for Accession Risk Management Group, Inc., in the third quarter of 2025, the Company realigned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. The Company now reports its financial results in the following two reportable segments: Retail and Specialty Distribution. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows, statements of comprehensive income or statements of equity resulting from these changes.

As of December 31, 2025, our activities were conducted in 468 domestic locations in 47 states, and 246 international locations in Belgium, Bermuda, Canada, Cayman Islands, France, Germany, Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”), India, Italy, Malaysia, the Netherlands, Republic of Ireland, Singapore, United Arab Emirates and the United Kingdom.

Segment Information

Our business is divided into two reportable segments: (i) the Retail segment, and (ii) the Specialty Distribution segment. The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, as well as non-insurance warranty services and products through our automobile and recreational vehicle dealer services ("F&I") businesses. The Specialty Distribution segment consists of our programs, wholesale brokerage and specialty businesses. The programs businesses, which act as managing general underwriters (“MGUs”), provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. These products and services include specialty property and casualty insurance, financial lines, life and health benefits, reinsurance, travel/accident and health insurance, captive administrative services, warranty services and specialty packages of coverages. The wholesale brokerage businesses underwrite and place excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. The specialty businesses offer solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The following table summarizes (i) the commissions and fees generated by each of our reportable operating segments for 2025, 2024, and 2023 and (ii) the percentage of our total commissions and fees represented by each segment for each such period:

(in millions, except percentages)	2025	%	2024	%	2023	%
Retail segment	$3,386	58.7%	$2,720	57.8%	$2,503	59.6%
Specialty distribution segment	2,379	41.3%	1,985	42.2%	1,699	40.5%
Other	(2)	(—)%	—	(—)%	(3)	(0.1)%
Total	$5,763	100.0%	$4,705	100.0%	$4,199	100.0%

The majority of our operations are in the United States. Outside of the United States we have retail operations based in Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom, and Specialty Distribution operations in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These operations generated $843 million, $665 million and $527 million of revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Retail segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance services and products through our automobile dealer services F&I businesses. Significant lines of coverage and capabilities are:

Property & Casualty	Employee Benefits	Personal Insurance
Property	Group Health	Homeowners
Casualty	Voluntary Benefits	Automobile
Workers' Compensation	Pharmacy Benefits	Personal Excess Liability
Surety	Independent Retirement	Flood and Excess Liability
Aviation	International Benefits	Flood and Excess Flood
Private Equity/Mergers & Acquisitions	Employer Stop Loss	Specialized Coverages
Executive Liability	Long-Term Care	Group Excess
Cyber Risk
Multinational

Property & Casualty - Capabilities	Employee Benefits - Capabilities	Specialties
Analytics	Benefit Design & Delivery	Dealer Services
Modeling	Financial Strategy & Analytics	Specialty Risk Solutions
Risk Services	Regulatory & Legislative Strategy	Tribal Nations
Alternative Risk/Captives	Technology Services	Total Rewards & Compensation
Specialty Risk Solutions	Population Health & Well-Being
Strategic Non-Medical Solutions
Private Equity/Mergers & Acquisitions

No material part of our Retail segment is attributable to a single customer or a few customers. During 2025, commissions and fees from our largest single Retail segment customer represented 0.6% of the Retail segment’s total commissions and fees.

As of December 31, 2025, our Retail segment employed 14,531 employees. Our Retail segment has physical locations in 44 states plus Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom. In connection with selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

Specialty Distribution segment

The Specialty Distribution segment consists of our programs, wholesale brokerage and specialty businesses. Through these businesses the segment provides a diverse trading platform for insurance carriers as well as expanded access and niche solutions for brokers and customers navigating complex and hard-to-place risks. Our largest Specialty Distribution segment customer represented approximately 7.2% of the segment's total commissions and fees.

Our programs businesses, operating under the name "Arrowhead Programs," specialize in the development, underwriting and management of insurance program business, often designed for niche, underserved markets and distribute these coverages to retail agencies (including Brown & Brown retail offices), as well as affinity groups, wholesale entities and direct to consumers. We offer program management expertise for insurance carrier partners across numerous lines of business, which can be grouped into six broad categories as detailed below:

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

Personal Lines: Personal lines programs offer a variety of insurance products to personal lines consumers including homeowners and personal property policies; residential earthquake; private passenger automobile and motorcycle coverage, which is currently in run-off.

Commercial Lines: Specific industries and market niches are served by our commercial programs including automotive aftermarket, professional and amateur sports, special events and the entertainment industry; commercial transportation and trucking; forestry; manufactured housing; and workers’ compensation. The Arrowhead Core Commercial program which covered a broad segment of industries is currently in run-off.

Public Entity: Public entity programs range from providing fully insured programs to establishing risk retention insurance pools, and excess and facultative specific coverages, including administration of various insurance trusts for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies.

Specialty: These programs include flood insurance, commercial difference-in-conditions (earthquake), all-risk commercial property, limited exposure captives, coastal property programs including wind, lender-placed solutions, sovereign native-American nations and parcel insurance.

Our wholesale brokerage businesses, operating under the name "Bridge Specialty Group," offer capabilities across multiple lines including wholesale brokerage, binding and underwriting, and international markets, primarily through independent agents and brokers, including Brown & Brown retail agents. Our teams across the globe provide industry knowledge, placement across lines, and access to admitted, excess, and surplus lines carriers and Lloyd’s markets.

Our Specialty businesses, operating under the name "Arrowhead Specialty," is composed of the acquired One80 Intermediaries specialty businesses offering solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health, including Oxford Risk Management Group, a captive risk management business.

As of December 31, 2025, our Specialty Distribution segment employed 7,905 employees. Our Specialty Distribution segment has physical locations in the United States, Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom.

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

A number of insurance companies directly sell insurance, primarily to individuals or small enterprises, and as a result do not pay commissions to third-party agents and brokers. In addition, internet and startup technology companies continue to be a source for direct placement of personal lines or small business insurance. We have our own technology capabilities to also serve personal lines and small businesses. While it is difficult to quantify the impact on our business from individuals or small businesses purchasing insurance over the internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, or small businesses that do not have a complex insurance program, which represent a small portion of our overall Retail and Specialty Distribution segments.

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

Human Capital

As of December 31, 2025, Brown & Brown employed 22,888 individuals worldwide. We have agreements with our sales team and certain other employees to:

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

With nearly 20% of the Company owned by teammates, we foster a unique ownership culture. Programs like the Teammate Stock Purchase Plan ("TSPP"), 401(k) and long-term equity grants encourage teammates to share in Brown & Brown’s success. Over 60% of our U.S. teammates participate in our TSPP, which drives an ownership mindset that influences how we invest and serve our customers.

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

In 2025, we expanded our team by nearly 5,794 teammates through 43 acquisitions. Additionally, partnerships with colleges and a robust internship program enable us to cultivate new talent. Our commitment to learning is reflected in programs like Brown & Brown University (BBU), the Education Assistance Program, our Women-Led Mentorship Program and the Peer Partnership Program.

Teammate Benefits

We offer comprehensive benefits, including medical, dental, disability, life insurance and 401(k) plans. Annually, we refine these offerings based on teammate feedback to ensure we meet their needs. In 2025, there were no widespread layoffs or pay cuts as a result of external factors, such as the economy or natural disasters. Flexible work arrangements, financial aid through the Disaster Relief Foundation and a focus on well-being exemplify our commitment to teammates and their families.

Teammate Engagement

To foster engagement, we gather anonymous feedback annually. In 2025, 92% of teammates rated Brown & Brown a Great Place to Work®, making it our seventh consecutive year being Great Place to Work Certified. Our meritocracy encourages teammates to rise based on their performance, supported by a culture that prioritizes health, well-being and inclusion.

Diversity, Inclusion and Belonging

We believe having a team that is diverse in thought, experience and skills results in teammate empowerment and high performance. An empowered team helps to positively impact our customer service and community involvement. As part of our strategy, we continue to evolve and augment our Diversity, Inclusion and Belonging ("DIB") advisory council, which is composed of numerous teammates and leaders with different backgrounds, work experiences and skill sets. The mission of the DIB advisory council is assisting with recruiting and the development of inclusive relationships. The DIB advisory council is overseen and guided by our chief people officer.

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

We now have 13 TRGs, which meet internally, empower one another, host events and are expected to make recommendations on how our Company can improve policies, impact recruitment and continue to be a strong part of the community.

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

In addition, the Company monitors the representation of women and racial and ethnic minorities, because we believe diversity helps us build better teams, facilitate innovation and improve our customer experience. We discuss our gender and minority profile periodically with our board of directors and continue to strive to further diversify our workforce and strengthen our culture.

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

Brown & Brown teammates have access to coaching, therapy, and work life services, through a teammate assistance program. The program allows teammates to find confidential care for their emotional and mental health, how, when, and where they need it. The benefit includes a fixed number of no-cost sessions of coaching or therapy per person, per year, access to a deep repository of resources, videos, and articles on mental and physical health, as well as a suite of work-life services that provide advice on legal and financial issues, identity theft, and dependent care services.

We also have a Mental Health Allies group, which consists of a group of teammate volunteers that are ready to serve as points of contact for our mental health resources, as well as a support system for our teammates. Mental Health Allies complete mental health first aid training offered by the National Council for Behavioral Health. These teammates are available to listen impartially and support teammates, while also raising awareness regarding the importance of mental health and wellness. Mental Health Allies are not diagnosticians or emergency providers, but rather conduits who may assist teammates in finding the appropriate resources in a time of need.

In addition, our campus in Daytona Beach, Florida, as well as many of our leased facilities have been designed with teammates in mind. Open floorplans encourage regular movement and interaction among our teammates, promoting a productive, collaborative work environment. Offices and workstations are equipped with ergonomic furniture and sit-stand desks, intentionally selected to support teammates' physical health. Our offices are embracing open floorplans as we enter into new leases or refresh office space.

To assist those who have found themselves in financial hardships, we provide discounted services and products through our Brown & Brown $avings Center to both teammates and the public.

Workplace Safety

Providing a safe environment is a core responsibility we take seriously. Comprehensive formal safety policies address hazardous conditions, emergencies and violence prevention.

In 2025, there were no work-related fatalities and 39 injuries or occupational diseases, as determined based on the number of claims made under our workers’ compensation policies, excluding claims that were closed and for which no payment was made.

By prioritizing safety and health, we ensure a secure and productive workplace for all teammates.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. We make available free of charge on our website, at www.bbrown.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.bbrown.com and may be accessed by selecting the “Investor Relations” link and then the “SEC Filings” link. Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Information About Our Executive Officers

Set forth below is certain information concerning our executive officers as of February 11, 2026. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman of the board	88
J. Powell Brown	President, chief executive officer	58
P. Barrett Brown	Executive vice president	53
Stephen P. Hearn	Executive vice president; chief operating officer and president - Retail segment	59
Stephen M. Boyd	Executive vice president; president - Specialty Distribution segment	52
Julie L. Turpin	Executive vice president; chief people officer	55
J. Scott Penny	Executive vice president; chief acquisitions officer	59
Chris L. Walker	Executive vice president; chairman - Specialty Distribution segment	68
R. Andrew Watts	Executive vice president; chief financial officer and treasurer	57

J. Hyatt Brown. Mr. Brown was our chief executive officer from 1993 to 2009 and our president from 1993 to December 2002, and served as president and chief executive officer of our predecessor corporation from 1961 to 1993. He was a member of the Florida House of Representatives from 1972 to 1980, and speaker of the house from 1978 to 1980. Mr. Brown is a member of the board of trustees of Stetson University, of which he is a past chairman, and the Florida Council of 100. Mr. Hyatt Brown’s sons, J. Powell Brown and P. Barrett Brown, are employed by us as president and chief executive officer, and as executive vice president, respectively. His son, J. Powell Brown, has served as a director since October 2007.

J. Powell Brown. Mr. Brown was named chief executive officer in July 2009. He has been our president since January 2007 and was appointed to be a director in October 2007. Prior to 2007, he served as one of our regional executive vice presidents since 2002. Mr. Brown was previously responsible for overseeing certain or all parts of all of our segments over the years, and worked in various capacities throughout the Company since joining us in 1995. Mr. Brown served on the board of directors of WestRock Company (formerly RockTenn Company), a publicly held company, from 2010 until 2024. He is the son of our chairman of the board, J. Hyatt Brown, and brother of our executive vice president, P. Barrett Brown.

P. Barrett Brown. Mr. Brown has served as an executive vice president since January 2020 and served as the president of our Retail segment from January 2020 until October 2025. He previously served as a senior vice president from 2014 until January 2020 and as a regional president in the Retail segment from September 2015 until January 2020. Mr. Brown joined the Company in 2000 and has served in various roles, including as the profit center leader and an account executive in our Tampa, Florida retail office, as the profit center leader and an account executive in our Orange, California retail office, and as an account executive in our Phoenix, Arizona retail office. He has also overseen certain aspects of “Brown & Brown University,” a training program offering technical and sales courses for new producers, office leaders, and other groups within the organization. He is the son of our chairman of the board, J. Hyatt Brown, and brother of our president and chief executive officer, J. Powell Brown.

Stephen P. Hearn. Mr. Hearn was appointed as an executive vice president and chief operating officer in February 2025, and as president of our Retail segment in October 2025. Mr. Hearn previously served as a director of the Company from August 2024 until February 2025. Mr. Hearn began his insurance career in 1989, most recently holding roles with The Ardonagh Group from November 2021 until July 2024, as chief executive officer of Ardonagh Specialty Holdings Limited from November 2021 until September 2022; as chief executive officer of Ardonagh Capital Solutions Holdings, The Ardonagh Group’s holding company for its reinsurance broking, captives and MGA businesses, from February 2023 until July 2024; and as chief executive officer of Inver Re, The Ardonagh Group’s dedicated reinsurance broking unit, from November 2021 until July 2024. He also served as a director of Ardonagh International from May 2023 to July 2024. Previously, he served as chief executive officer of Corant Global, a subsidiary of BGC Partners, Inc. (“BGC”), from February 2019 until the sale of BGC’s insurance brokerage division to The Ardonagh Group in November 2021 and as the chief executive officer of Ed Broking Group Limited from 2015 until its acquisition by BGC in February 2019.

Stephen M. Boyd. Mr. Boyd was appointed as an executive vice president in January 2021 and became president of our Specialty Distribution segment in August 2025. He previously served as the president of our Wholesale Brokerage segment from January 2021 until August 2025. Mr. Boyd became a senior vice president of the Company in May 2015 and from October 2019 until January 2021, served as our senior vice president of technology, innovation and digital strategy. Between July 2013 and October 2019, he served as president and chief operating officer of Arrowhead General Insurance Agency, Inc. (Arrowhead), one of our subsidiaries. Mr. Boyd joined Arrowhead in 1995 and has served in various roles, including as president of Arrowhead’s Commercial division and Arrowhead’s chief information officer.

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

Chris L. Walker. Mr. Walker was appointed as an executive vice president in 2015 and became chairman of our Specialty Distribution segment in August 2025. He previously served as the president of our Programs segment from 2014 until August 2025. He served as regional executive vice president from 2012 to 2014. Mr. Walker has been involved with Arrowhead’s business development strategies, product expansion, acquisitions and the overall operations and infrastructure since joining the organization in 2003. Prior to that, he served as vice chairman of Aon Re. Mr. Walker’s insurance career began with the reinsurance intermediary E.W. Blanch Co., where he ultimately served as chairman and CEO of E.W. Blanch Holdings. He previously served as chairman of the Brokers and Reinsurance Markets Association.

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

Risks Related to the Acquisition of Accession

WE MAY FAIL TO REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE TRANSACTION (INCLUDING USE OF ACCESSION’S DEFERRED TAX ASSETS), AND THE TRANSACTION OR THOSE BENEFITS MAY TAKE LONGER TO REALIZE THAN EXPECTED.

We believe that there are significant benefits and synergies that may be realized through the Transaction. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt existing operations if not implemented in a timely and efficient manner. The full benefits of the Transaction, including the anticipated synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, our use post-closing of any of Accession’s deferred tax assets may be subject to limitation. Failure to achieve the anticipated benefits of the Transaction could adversely affect our results of operations or cash flows, and decrease or delay any anticipated accretive effect of the Transaction.

FINANCING THE TRANSACTION RESULTED IN AN INCREASE IN OUR INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT US, INCLUDING BY DECREASING OUR BUSINESS FLEXIBILITY AND INCREASING OUR INTEREST EXPENSE.

As of December 31, 2025, our total debt was $7,613 million. We financed the purchase price of the Transaction with the net proceeds of certain securities offerings and cash on hand. These increases in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our indebtedness, and thus the demands on our cash resources, will materially increase as a result of the Transaction.

WE HAVE MADE CERTAIN ASSUMPTIONS RELATING TO THE TRANSACTION WHICH MAY PROVE TO BE MATERIALLY INACCURATE.

We have made certain assumptions relating to the Transaction, which assumptions involve significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the Transaction and may be materially inaccurate. These assumptions relate to numerous matters, including:

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

Accession’s ownership of one or more captive insurance companies subjects us to underwriting risk through such ownership and/or participation and may also subject us to certain liabilities and expenses, including those subject to the indemnification provisions of the Agreement and Plan of Merger (the “Merger Agreement”), by and among Accession, the Company, Encore Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company and Kelso RSC (Investor), L.P., a Delaware limited partnership, solely in its capacity as the equityholder representative. Accession also manages one or more protected cells in certain captive insurance companies for the purpose of facilitating underwriting capacity for certain of its customers. While Accession’s underwriting risk through any such captive insurance company would generally be limited (absent any regulatory requirement for the contribution of additional capital or contractual obligation to fund any underwriting losses in excess of contributed capital), we may be subject to claims expenses associated with any losses from these customers or programs to the extent not covered by any reinsurance. Our results of operations may be negatively impacted if any such captive insurance company incurs claims expenses.

Relatedly, we cannot predict the ultimate outcome of the litigation pending against Accession’s subsidiary, Oxford Risk Management Group LLC, with respect to the 2024 restructuring of the domicile of certain financial guarantee and final judgment preservation policies for segregated captive cells (the “FG Policies”), including remedies, damage awards or adverse results in such litigation, and any similar proceedings could have a material adverse effect on us. Our results of operations would be negatively impacted if the costs of the claims relating to the FG Policies exceed the value of the cash within the captives, as well as the cash and stock held in the indemnity escrow fund pursuant to the terms of the Merger Agreement.

In addition, Accession has an advisory services business that assists certain customers with the establishment of captive insurance companies, for their own purposes, which leverage the benefits of Section 831(b) of the Internal Revenue Code of 1986, as amended, and which are subject to audit and oversight from the Internal Revenue Service (“IRS”). The IRS has conducted investigations, and may be conducting investigations, of certain peers of Accession that also provide similar services, with respect to whether or not such third parties are acting as a tax shelter promoter in connection with those operations. If the IRS were to disallow 831(b) elections, modify its guidance around 831(b) elections, or otherwise investigate our business and conclude that we are not in compliance with IRS regulations, whether or not merited, those events could harm our business, results of operations and financial condition.

Furthermore, where our businesses overlap, any risks we face may be intensified due to the Transaction. This may exacerbate the risks we already undertake, as described in this Item 1A.

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

Our success and future performance depend in part upon the continued services of our executive officers, senior management, and other highly skilled personnel. Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements and/or innovate, which would adversely affect our results of operations. This risk may be increased by remote or hybrid working arrangements, which may make our employees more vulnerable to solicitations by competing firms. Competition for skilled professionals remains intense, and employers are implementing new offerings to attract talent, including increasing compensation, enhancing health and wellness solutions, and providing in-office and remote work options. We may be unable to retain our employees if we do not offer employment terms that are competitive with the rest of the labor market. We may have to devote significant resources to attract and retain talent, which could negatively affect our business, results of operations and financial condition. Our employees have been, and may continue to be, subject to poaching efforts by our competitors.

Also, if any of our key employees were to join a competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services, which has occurred in the past and may occur again. While our key employees are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us. Similarly, if an employee joins us from a competitor and is subject to enforceable restrictive covenants, we may be delayed in optimizing the employee’s potential. In addition, regulation or legislation impacting the workforce or the ability to enforce employment-related restrictive covenants (due to applicable laws or regulations), may lead to increased uncertainty and competition for talent.

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

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers, which often involves secure processing of confidential, sensitive, proprietary and other types of information. We face potential threats due to new and increasingly sophisticated methods of attack. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, software bugs, malicious or destructive code, hacking, social engineering attacks (including “phishing” attacks, business email compromise and digital or telephonic impersonation), computer viruses, ransomware, malware, employee or insider error or threats, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to unauthorized access, exfiltration, manipulation, corruption, loss or disclosure of proprietary, customer, employee or other data, the inability to render services due to system outages or other business disruptions, regulatory action and scrutiny, monetary and reputational damages and significant increases in compliance costs. Further, the advance of generative artificial intelligence (“AI”) may give rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation, doing so quickly and without requiring deep technical understanding of potential exploits. In addition, increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Because generative AI is a new field, our understanding of cybersecurity risks resulting from generative AI and protection methods continues to develop, and features that rely on generative AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. A compromise may not manifest itself for months, or even years, and we may not be able to detect a compromise in a timely manner. In addition, disclosure or media reports of actual or perceived security vulnerabilities to our systems or those of our third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions and scrutiny. The risk of such cybersecurity breaches may be increased by our reliance on work-from-home or other remote work technologies. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity incidents, such as malware infections, phishing campaigns, ransomware and vulnerability exploit attempts, which to date have not had a material impact on our business.

We are an acquisitive organization, and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risks as we might not adequately identify weaknesses in the acquired company’s information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. These risks may be exacerbated in connection with the integration of Accession. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of customers and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, impairment of invested capital or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.

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

Additionally, our control over and ability to monitor the cybersecurity practices of our third-party vendors and service providers, and other third parties with whom we do business, remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure. Further, we cannot ensure that our and our third-party vendors’ existing insurance coverage will continue to be available on acceptable terms or at all. Certain regulations and contractual obligations require us to inform regulators or affected persons in the event of a breach of confidential, personal or proprietary information on our or our third-party vendors’ systems, which we may need to deliver before we fully understand the impact of such breach resulting in damage to our reputation and our relationship with regulators and customers. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against, mitigate and remediate. Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.

OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES AND RELATED BUSINESSES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE OR WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy partially includes the acquisition of other insurance intermediaries and related businesses. Our ability to successfully identify suitable acquisition candidates, negotiate transactions on favorable terms, complete acquisitions, successfully integrate acquired businesses into our operations, including our recent acquisition of Accession, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. If we are unable to identify appropriate acquisition targets, or if our competitors are more successful in identifying acquisition targets at favorable valuations, we may fail to achieve desired strategic goals and capabilities, and our results of operations may be adversely affected. Additionally, failure to successfully identify and complete acquisitions would likely result in slower growth. Acquisitions also involve a number of risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of employees; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of acquisition earn-outs; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges. Additional post-acquisition risks include integration into our existing culture, managing such acquired business or the larger company that results from such acquisition, an inability to establish uniform standards, controls, systems, procedures and policies, risks related to retention of personnel, entry into unfamiliar or complex markets or lines of business, contingencies or liabilities not covered by or in excess of escrowed or indemnified amounts, such as those arising from violations of sanctions laws or anti-corruption laws, risk relating to ensuring compliance with licensing and regulatory requirements and tax and accounting issues. Moreover, if we acquire a business operating in regions or industries subject to heightened regulatory scrutiny, we may face significant costs or risks in bringing their operations into compliance with applicable laws and our internal policies. Failure to address these compliance risks could result in regulatory enforcement actions, fines or damage to our reputation. Additionally, with respect to any acquisition transaction, we face risks related to the potential impacts of the transaction on relationships, including with customers, colleagues, suppliers, regulators, competitors and other third parties.

We may enter new lines of business, implement new technologies, or offer new products and services within existing lines of business either through acquisitions or through initiatives to generate organic revenue growth. These new lines of business, technologies, products, and services may present us with additional risks or increased regulatory burden, particularly in instances where the markets are new or not fully developed or where participants in such markets are new entrants. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services, that new technologies are not effective, or that we are unable to retain customers that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential errors and omissions or other claims. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a line of business, product or service. If the entry into new lines of business, products or services is not successfully integrated into our business, the intended benefits will not be achieved, which may adversely affect our business, results of operations and financial condition.

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

We have substantial operations in the United Kingdom, as well as operations in Belgium, Bermuda, Canada, Cayman Islands, France, Germany, Hong Kong, India, Italy, Malaysia, the Netherlands, Republic of Ireland, Singapore and United Arab Emirates. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

•
Difficulties in staffing and managing international operations, increased travel, infrastructure and legal and compliance costs and risks associated with multiple international locations;
•
Less flexible employee relationships, which may make it difficult and expensive to terminate employees and which limits our ability to prohibit employees from competing with us after their employment ceases;
•
Difficulties in maintaining, or resistance to, our corporate culture;
•
Political and economic instability (including acts of terrorism, military actions, armed conflicts and outbreaks of war) either in the United States or globally;
•
Coordinating our communications and logistics across geographic distances and multiple time zones;
•
Unexpected changes in regulatory requirements and laws;
•
Adverse trade policies, trade wars or tariffs, and adverse changes to any of the policies of either the U.S. or any of the international jurisdictions in which we operate;
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

We are continuously taking steps to upgrade and expand our information systems capabilities, including how we electronically interact with our customers, vendors, insurance carriers and other intermediaries. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. In addition, data quality, integrity and availability is increasingly important to the success of our business strategies, operations, and our ability to leverage our data, both in our products and as a strategic asset. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to effectively maintain our information systems and data quality, integrity and availability, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers and/or maintaining third-party relationships or suffer other adverse consequences.

Our technological development projects may not deliver the benefits we expect once they are completed or may need to be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses or write-offs. If we do not effectively and efficiently manage and upgrade our technology portfolio regularly, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost-effective manner and our ability to implement our strategic initiatives could be adversely impacted. In some cases, we depend on our partners and key vendors to provide technology support for these and other strategic initiatives. If these partners or vendors fail to perform their obligations as we expect them to do or at all or such partners or vendors otherwise cease to work with us, our ability to execute on our strategic initiatives, and our business and results of operations, could be adversely impacted. Additionally, if we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted. For example, incorporating AI into certain product offerings is becoming more important in our operations, particularly as our competitors, including new entrants focused on using technology and innovation, such as generative AI, digital platforms, data analytics, robotics and blockchain, seek to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. There are significant risks involved in our efforts to keep pace with technological developments and no assurance can be provided that the usage of such technology will enhance our business or assist us in being more efficient or profitable. While development and enhancement of our technology systems may improve the efficiency of data analytics and reduce certain costs, there is no assurance that the benefits related to such advancements will outweigh such investment costs or outweigh such risks.

The enhancement and development of technology systems may enhance cybersecurity risks and operational and technological risks, as any latency, disruption or failure in such technological tools could result in errors in analyses and compromise the integrity, security or privacy of generated content. Additionally, the process of integrating technology systems of businesses we acquire is complex and exposes us to additional risk. We may not adequately identify weaknesses in the information systems or information handling, privacy and security policies and protocols of targets, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to cybersecurity incidents. For further discussion of risks relating to these technology systems, please see “A cybersecurity attack, or any other interruption in information technology and/or data security that may impact our operations or the operations of third parties that support us, could adversely affect our business, financial condition and reputation” above.

Additionally, we use AI and robotic processing automation (“RPA”) in our business. We are using enterprise-managed AI tools to enhance productivity and operational efficiency, and we are actively exploring use-cases. We have internal policies and controls governing the development, procurement, deployment, and use of AI and RPA by our employees designed to align with globally recognized AI principles, maintain trust with customers and protect us from cybersecurity threats, breaches of data privacy and intellectual property, errors and omissions liability and regulatory enforcement risk; however, our employees could violate these policies and they or external threat actors could circumvent our controls and expose us to such risks.

Additionally, AI and RPA heavily rely on the collection and analysis of extensive data sets and interaction between systems. Due to the impracticality of incorporating all relevant data into the models or algorithms used by AI and RPA it is inevitable that data sets within these models will contain inaccuracies and errors, and potential biases. This could potentially render such models inadequate or flawed, negatively impacting the effectiveness of the technology or our services. We are exposed to the risks associated with these inaccuracies, errors and biases, along with the adverse impacts that such flawed models could have on our business and operations. Furthermore, governance and ethical issues relating to the use of AI or RPA may also result in reputational harm, liability and/or financial losses.

If any of our employees, contractors, consultants, vendors or service providers use any third-party AI powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Moreover, if we are perceived to exaggerate the effectiveness, safety or ethical design of AI systems, this could lead to regulatory enforcement, litigation or reputational harm. Any misrepresentation, intentional or unintentional, of our AI-related capabilities or initiatives could also erode trust among customers and regulators. There can be no assurance that our use of AI will enhance our products, services or operations or otherwise result in our intended outcomes.

AI, RPA and related applications are developing rapidly. The use of these technologies by customers or underwriting enterprises may impact the way our business operates, and its use by our competitors and new market entrants with competing services derived from their AI capabilities may give them a competitive advantage. In addition, emerging AI-enabled platforms may enable insurers or third parties to quote, market, or sell insurance products directly to customers, potentially bypassing traditional intermediaries and reducing demand for our services. We cannot predict the effect of these changes at this time, and they may decrease the demand for our services or negatively affect our assumptions regarding the competitive landscape of our business. Further, the rapid development of these technologies may require significant efforts to upskill or reskill existing employees. Consequently, it is difficult to predict all risks associated with these new technologies, which may eventually impact our business, results of operations, or financial condition.

WE DERIVE OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES AND INTERMEDIARIES, THE LOSS OF WHICH COULD RESULT IN LOSS OF CAPACITY TO WRITE BUSINESS, ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE OR A MATERIAL DECREASE IN OUR COMMISSIONS.

For the years ended December 31, 2025, 2024 and 2023, no more than 5% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should any insurance company or intermediary seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies or intermediaries are available to underwrite the business, although some additional expense and loss of market share could result.

THE OCCURRENCE OF NATURAL DISASTERS COULD RESULT IN DECLINES IN PROFIT-SHARING CONTINGENT COMMISSIONS OR REDUCED INSURER CAPACITY, AND MAY ALSO SUBJECT OUR CAPTIVE INSURANCE FACILITIES TO CLAIMS EXPENSES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, droughts, extreme weather or other climate events. The occurrence of any of these events may cause a decrease to our profit-sharing contingent commissions, which are special revenue-sharing commissions paid by insurance companies based primarily upon the profitability of policies placed with such companies, generally during the prior year. The occurrence of natural disasters could also result in reduced underwriting capacity by insurance carriers, making it more difficult for us to place business, as well as cause us to incur operational challenges. If access to underwriting markets for certain lines of coverage becomes unavailable or difficult due to the impact of natural disasters, this may have a negative impact on our customers’ access to coverage and our ability to issue policies, which could negatively impact our business. Natural disasters may also subject our insurance company subsidiary operations, including the captive insurance facilities in which we participate, to claims expenses, which may be volatile.

BECAUSE A SIGNIFICANT PORTION OF OUR BUSINESSES ARE CONCENTRATED IN FLORIDA, CALIFORNIA, MASSACHUSETTS, GEORGIA, MICHIGAN, AND NEW YORK, AS WELL AS IN THE UNITED KINGDOM, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE JURISDICTIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our businesses are concentrated in Florida, Michigan, Massachusetts, California, New York and Georgia where for the year ended December 31, 2025, we derived approximately 16%, 9%, 8%, 6%, 6%, and 5% of our annual revenue, respectively. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other jurisdictions. The insurance business in the U.S. is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry.

We also derived approximately 10% of our annual revenue from our businesses located in the United Kingdom. The insurance business in the United Kingdom is regulated at the national level by the Financial Conduct Authority, which may enact laws or otherwise act in ways that adversely affect the insurance industry or our ability to continue acquiring businesses in the United Kingdom.

Because our business is concentrated in the jurisdictions identified above, we face greater exposure to unfavorable changes in regulatory conditions in those jurisdictions than insurance intermediaries whose operations are more diversified through a greater number of states and/or countries. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these jurisdictions could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 68 offices and our headquarters, as well as in Texas, where we have 34 offices), earthquakes (including in California, where we have 22 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or human-made disasters. While we have disaster recovery procedures in place, they may not be effective. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

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

SIGNIFICANT OR SUSTAINED INFLATION COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Inflation can adversely affect us by increasing our costs, including salary costs. While moderate inflation generally benefits our industry by increasing insurable asset values, significant inflation is often accompanied by higher interest rates, which can have negative effects on the global economy. Lower levels of inflation may reduce our revenue growth by slowing the increase in insurable asset values. Any sustained inflation or significant increases in inflation, such as the wage inflation experienced during the fiscal year ended December 31, 2022, and interest rates could have an adverse effect on our business, results of operations and financial condition.

WE ARE SUBJECT TO LIMITED UNDERWRITING RISK THROUGH OUR PARTICIPATION IN CAPTIVE INSURANCE FACILITIES, WHICH MAY SUBJECT US TO LIMITED CLAIMS EXPENSES.

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

Our F&I businesses earn commissions and fees from the sale of non-insurance warranty services and products by vehicle dealers. For the year ended December 31, 2025, we derived less than 4% of our annual total revenues from our F&I businesses. If there were a slowdown in vehicle sales in the United States or regulatory changes, including tax-related changes, affecting the sale of non-insurance warranty services and products by vehicle dealers, our F&I businesses may be negatively impacted, which may impact our results of operation.

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

We rely on a large number of vendors and other third parties to provide services, data and information such as technology, information security, funds transfers, business process management, and administration and support functions that are critical to the operations of our business. These third parties include agents and other brokers and intermediaries, insurance markets, data providers, payroll service providers, software and system vendors, health plan providers, custodians, risk modeling providers, and providers of human resource functions. Certain parties may receive, or otherwise have access to, confidential customer, employee, or company information. Some of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. As we do not control many of the actions of these third parties, we are subject to the risk that their decisions, actions, inactions or operations may adversely impact us and replacing these service providers could create significant delay in services or operations and/or additional expense.

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

CERTAIN OF OUR SHAREHOLDERS HAVE SIGNIFICANT CONTROL.

At December 31, 2025, our executive officers, directors and certain of their family members collectively beneficially owned approximately 13.1% of our outstanding common stock, of which J. Hyatt Brown, our chairman of the board, and his sons, J. Powell Brown, our president and chief executive officer, and P. Barrett Brown, our executive vice president, beneficially owned approximately 12.6%. As a result, our executive officers, directors and certain of their family members have significant influence over (i) the election of our board of directors, (ii) the approval or disapproval of any other matters requiring shareholder approval and (iii) our affairs and policies.

Risks Related to Legal, Compliance and Regulatory Matters

CHANGES IN DATA PRIVACY AND PROTECTION LAWS AND REGULATIONS, OR ANY FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection and data security, including those related to the collection, storage, retention, handling, use, processing, disclosure, cross-border transfer, destruction and security of personal data. Significant uncertainty exists as privacy and data protection laws evolve. Such laws are complex and may be interpreted and applied differently from jurisdiction to jurisdiction, which may create inconsistent or conflicting requirements. Additionally, these laws often develop in ways we cannot predict. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. For example, the European Union’s General Data Privacy Regulation (“GDPR”) requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its processing, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Additionally, a judgement by the Court of Justice of the European Union on Schrems II made cross border data transfers to organizations outside of the European Economic Area more onerous and uncertain. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the broad-based cyber-attacks at a number of companies, including the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act. Some jurisdictions provide right of action for data breaches or for collection of certain categories of personal information without consent, which may result in increased litigation. We expect additional jurisdictions to continue to adopt new privacy regulations and that existing regulations may be amended as governments continue to legislate with respect to personal data. Additionally, we are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We also expect to be subject to a variety of laws and regulations governing AI and RPA, such as the EU AI Act, which was enacted in August 2024. These laws and regulations are still evolving, and while we are assessing how regulators may apply existing consumer protection, data protection and other similar laws to AI, there is uncertainty regarding the scope of new laws and how existing laws will apply. Due to this uncertainty, we may face challenges complying with existing and new laws, including achieving compliance within the required periods for compliance, and our policies and governance frameworks may not be successful in mitigating these risks. Additionally, due to the high level of uncertainty concerning the flow of personal information between these jurisdictions, our ability to offer existing and new services and increase our costs and compliance burden may be impaired.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals, or the applicable regulatory authority, of security breaches involving certain personal information before we fully understand or appreciate the extent of the breach, which could result from breaches experienced by us or our vendors. Additionally, many privacy laws and related rules and regulations require us to provide individuals with information on how their personal data is used within the Company or collected from our websites. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Data protection laws also include strict notification requirements for organizations related to confirmed or suspected breaches. With such a limited time available to validate indicators, there is an increased risk of reporting a false alarm or immaterial breach, which may lead to reputational damage despite there not being an actual data breach. We have implemented privacy policies detailing how we collect, use, disclose, transfer across borders, retain, and otherwise process personal information but our employees, third-party vendors or other third parties we work with may not fully adhere to such policies. Such non-compliance could lead to enforcement actions or investigations if our practices are deemed deceptive, unfair, or misrepresentative of our actual practices.

These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources towards enhanced technologies, further contributing to our technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations generally continue to increase. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business and could result in regulatory penalties and significant legal liability. Failure to comply with some of these obligations, especially those related to data retention requirements, could expose us to regulatory fines and other penalties.

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place administrative, physical, procedures and technological safeguards designed to protect the security and privacy of this information; however, we cannot guarantee that this information will not be improperly disclosed or accessed, or that the administrative, physical, procedures and technological safeguards are adequate to ensure that this information is timely disposed of or deleted in a manner compliant with such policies and applicable law or regulation. Disclosure of this information, or other security breach of our information systems, or those of third-party vendors we rely on could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenues. These risks may be exacerbated in connection with the integration of Accession.

THE RISK OF NON-COMPLIANCE WITH NON-U.S. LAWS, REGULATIONS AND POLICIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION OR STRATEGIC OBJECTIVES.

We have completed several acquisitions that have introduced us to various new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which did not previously apply to us. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws and data privacy requirements. We are subject to the risk that we, our employees and our agents may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives. Additionally, new or evolving laws or regulations may also lead our customers to include contractual requirements in their agreements with us, which may increase our costs of compliance or introduce additional organizational complexity.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY CERTAIN ACTUAL AND POTENTIAL CLAIMS, REGULATORY ACTIONS AND PROCEEDINGS.

We are subject to various actual and potential claims, including the claims detailed in “We are subject to risks related to Accession’s business, including underwriting risk in connection with certain captive insurance companies” above, regulatory actions and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our customers, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based upon allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. Risk of errors or omissions may be higher in circumstances where we have significant numbers of departures or new joiners or other disruptions to our business, such as changes in ways of working. Such risks may also be higher in parts of our business that are not well-integrated with the rest of the Company for reasons of geography, culture, language, historical practice or other circumstances.

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

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business throughout all of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California, Florida, New York, Washington as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and such reexamination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, potential changes to the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage that compete with or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations, new or enhanced reporting, diligence or disclosure rules that may negatively affect us and our customers and could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

INCREASING SCRUTINY AND CHANGING LAWS OR COMPETING EXPECTATIONS FROM REGULATORS, INVESTORS AND CUSTOMERS WITH RESPECT TO OUR ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES AND DISCLOSURE CAN IMPOSE ADDITIONAL COSTS ON US OR EXPOSE US TO REPUTATIONAL, LITIGATION OR OTHER RISKS.

There is continued and sometimes conflicting focus, including from governments, non-governmental organizations, regulators (including the SEC), investors and customers, on ESG issues such as environmental stewardship, climate change, greenhouse gas emissions, diversity and inclusion, human rights, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media and other forums could damage our reputation if we do not, or are not perceived to, adequately or appropriately address any one or more of these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and others to do business with us. In addition, negative public perception resulting from the potential conflict with anti-ESG initiatives from certain U.S. state governments and other stakeholders could damage our reputation with investors, customers, employees and regulators. Public opinion and potential legal actions regarding ESG-related initiatives remain highly dynamic and can vary across stakeholders and geographies. Balancing these competing expectations globally is complex.

Laws and regulations related to ESG issues continue to evolve, including in the U.S., the U.K. and the EU. New laws and regulations may impose additional compliance or disclosure obligations on us, and we may face inconsistent or conflicting requirements across jurisdictions. In particular, heightened demand for, and scrutiny of, ESG-related strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as “greenwashing,” or that we have otherwise run afoul of regulations. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. Furthermore, perceptions of our efforts to achieve ESG goals or advance ESG-related strategies may differ widely among stakeholders and could present risks to our reputation and business, including litigation risk. For example, in the U.S. there has been increased legal scrutiny on inclusion and diversity-related programs and initiatives.

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

New government regulations could also result in new or more stringent forms of ESG oversight and new mandatory and voluntary reporting, diligence and disclosure, such as the Corporate Sustainability Reporting Directive in the European Union. The impact of new laws, rules and regulations could affect our operations or require significant expenditures. Our failure to meet expectations, whether the expectations are set by us, by investors or by other stakeholders, or any other failure to make progress in this area on a timely basis, or at all, could negatively impact our reputation and our business.

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

At December 31, 2025, we believe we were in compliance with the financial covenants and other limitations contained in each of the credit agreements that govern out debt. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

FUTURE SALES OR OTHER DILUTION OF OUR EQUITY COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

An important way we grow our business is through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common stock is dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, restricted stock awards, performance stock awards or options to purchase shares of our common stock in the future and those options are exercised or as the restricted stock units, performance stock units, restricted stock awards or performance stock awards vest, our shareholders will experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares and, therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY FURTHER CHANGES IN THE U.S. CREDIT MARKETS.

The failure of any lender under our revolving credit facility (which matures in 2026) (the “Revolving Credit Facility”) could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

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

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our data analytics capabilities, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity funds and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

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

Over the last three years our profit-sharing contingent commissions generally have been in the range of 3.7% to 5.6% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we estimate the amount of profit-sharing contingent commissions we have earned for policies we have bound and are effective. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2025 fiscal year, we have $15 billion of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2025 and determined that the fair value of goodwill exceeded the carrying value of goodwill allocated to each reporting unit. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis before the next annual goodwill impairment test. If determined that a future write-down of our goodwill is necessary, the appropriate adjustment would be recorded and could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

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

There have been no impairments recorded to either goodwill or amortizable intangibles for the years ended December 31, 2025, 2024 and 2023.

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

The audit committee of our board of directors, composed entirely of independent directors, is responsible for organization-wide oversight regarding information security and reports to the full board of directors. All directors typically attend our committee meetings, which we believe creates transparency and a more collaborative and informed board. The audit committee receives reports on at least a quarterly basis from the Company’s chief information security officer on the Company’s latest information security risks and mitigation strategies.

Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) program. As part of the Company’s ERM program, the board of directors receives a report, at least annually, from the Company’s chief executive officer and chief legal officer concerning the Company’s risks, which include cybersecurity risks.

The Company’s chief information security officer, under the direction of Company’s chief security officer, is responsible for developing and implementing our information security program. Both our chief security officer and our chief information security officer bring extensive experience in technology, operations, information risk and security in both the military and the private sector, including developing comprehensive information security programs for large and complex organizations. With more than 25 years of experience, our chief information security officer previously served as the chief information security officer of a highly regulated publicly traded company, where he developed and implemented robust security controls, standards, policies and procedures aligned with measurable industry standards. With more than 35 years of experience, our chief security officer has led industry specialists in attack surface reduction, incident response and recovery, targeted threat hunting, forensics/malware analysis and threat group analysis.

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

Additionally, external partners and products undergo a comprehensive security risk assessment process using our security scorecard tool, which evaluates data security risks and vulnerability maturity. Our teammates participate in an annual online security and compliance training program that includes testing. They are also subject to security awareness communications and random simulated phishing campaigns. Moreover, teammates are required to complete Health Insurance Portability and Accountability Act of 1996 (HIPAA) training every one or two years, depending on their location. In 2025, nearly all Brown & Brown teammates completed ethical conduct training, cybersecurity awareness training, the California Consumer Privacy Act (CCPA) Survey, and the Annual Certification for Insurance Licensees training, which serves as a reminder of the regulatory obligation to report certain changes to the jurisdictions where they are licensed.

We have also established a structured incident response process driven by severity and type of issue. This process engages our security operations center (SOC) for incident identification, our internal security team for incident analysis and assignment, our Technology Solutions team for isolation/remediation and our third-party business partner for continuity awareness and escalations. These teams operate at the direction of our Legal Department when we identify potentially impactful information security incidents, which, among other things, directs external and internal reporting, including escalation to other functional areas within the Company and the board of directors. We have adopted an in-depth defense approach that includes intrusion detection systems and intrusion prevention systems, endpoint protection, endpoint detection and response and a log management platform. Additionally, to defray the costs of any future data breach, we have a cyber liability insurance policy.

We face a number of cybersecurity risks in connection with our business and have experienced cybersecurity incidents, such as malware infections, phishing campaigns, ransomware and vulnerability exploit attempts, which to date have not had a material impact on our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “A cybersecurity attack, or any other interruption in information technology and/or data security that may impact our operations or the operations of third parties that support us, could adversely affect our business, financial condition and reputation” in Item 1A - Risk Factors.

ITEM 2. Properties.

We own our executive offices, which are located at 300 North Beach Street, Daytona Beach, Florida 32114, as well as certain other vacant land and office buildings in the Daytona Beach area. We also own our office located in Somerton, England. We lease offices at each of our other 710 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved which could be impacted by certain of our employees working remotely from our offices. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 14 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 10, 2026, there were 340,420,023 shares of our common stock outstanding, held by approximately 2,446 shareholders of record.

Issuances of Unregistered Securities

As partial consideration for the acquisition of Poulton Associates, LLC on November 1, 2025, the Company issued 271,532 shares to the equityholders. The issuance was made in reliance upon the following exemptions of exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act

Issuer Purchases of Equity Securities

Under the authorizations from the Company’s board of directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open-market purchases, block trades, accelerated share repurchase plans of up to $250 million each (unless otherwise approved by the board of directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. On July 18, 2014, the board of directors authorized the repurchase of up to $200 million of its shares of common stock, on July 20, 2015, the board of directors authorized the repurchase of up to an additional $400 million of the Company’s outstanding common stock, and on May 1, 2019, the board of directors approved an additional repurchase authorization amount of $373 million. On October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing the total remaining repurchase capacity at that time to approximately $1,500 million of the Company's outstanding common stock.

During 2025, the Company repurchased 1,255,970 shares at an average price per share of $79.62 for a total cost of $100 million. At December 31, 2025, the remaining amount authorized by the board of directors for share repurchases was $1,400 million. Under the authorized repurchase programs, the Company has repurchased approximately 21 million shares for an aggregate cost of approximately $848 million between 2014 and 2025. In addition, during 2025, 378,873 shares were withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan, and 6,947 shares were acquired by the Company in satisfaction of a legal settlement with a former employee of the Company.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2025 to October 31, 2025	156,455	$79.89	156,455	$1,488
November 1, 2025 to November 30, 2025	1,099,515	79.56	1,099,515	1,400
December 1, 2025 to December 31, 2025	—	—	—	1,400
Total	1,255,970	$79.62	1,255,970	$1,400

(1)
All shares reported in this column are attributable to shares purchased in open market transactions.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the S&P 500 Composite Index and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2020 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100.00 investment on December 31, 2020, with all dividends reinvested.

	12/20	12/21	12/22	12/23	12/24	12/25
Brown & Brown, Inc.	100.00	149.30	121.85	153.20	221.09	173.84
S&P 500 Composite Index	100.00	126.89	102.22	126.99	156.59	182.25
Peer Group	100.00	141.36	144.83	160.05	195.36	183.72

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

We are a diversified insurance agency, wholesale brokerage, insurance programs, specialty insurance business and service organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in captive insurance facilities for the purpose of having additional capacity to place coverage, driving additional revenues and to participate in underwriting results. We limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting. We also operate registered insurance companies to support our national flood insurance program and to support our cross-collateralized segregated captive cell businesses. We do not participate in earnings of the collateralized segregated captive cells.

We have increased revenues every year from 1993 to 2025, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $5.9 billion in 2025, reflecting a compound annual growth rate of 14.2%. In the same 32-year period, we increased net income from $8.1 million to over $1.0 billion in 2025, a 16.9% compound annual growth rate.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s), but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until they are received. Over the last three years, profit-sharing contingent commissions have averaged approximately 4.4% of commissions and fees.

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Specialty Distribution segment, which earns fees primarily for the issuance of insurance policies on behalf of insurance carriers and (ii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, in our F&I businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs, and fees for Medicare Set-aside services, Social Security disability services and Medicare benefits advocacy services. Fee revenues as a percentage of our total commissions and fees, represented 22.2% in 2025 and 21.1% in 2024.

For the year ended December 31, 2025, our commissions and fees growth rate was 22.5% and our consolidated Organic Revenue growth rate was 2.8%.

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

Income before income taxes for the year ended December 31, 2025, increased by $68 million, or 5.2% over 2024, driven by Organic Revenue growth, increased profit-sharing contingent commissions, leveraging our expense base, increased investment income, acquisitions completed in the past twelve months and the change in mark-to-market of escrow liability. This growth was partially offset by Acquisition/Integration Costs and the change in estimated acquisition earn-out payables.

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
•
“Mark-to-market of escrow liability” is a caption on our consolidated statements of income which reflects the non-cash change in the fair value associated with certain shares of the Company’s common stock held in escrow. The change is driven by fluctuations in our stock price between the beginning of the period and the end of the period. These escrowed shares represent a portion of the merger consideration payable in connection with our acquisition of Accession. The escrowed shares secure certain indemnification obligations of the Accession equity holders related to businesses that are in run-off or discontinued.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2025, we acquired 717 insurance intermediary operations.

Critical Accounting Policies and Estimates

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

Business Combinations and Purchase Price Allocations

In connection with acquisitions, we record the estimated fair value of net tangible assets purchased, the estimated fair value of identifiable intangible assets purchased, which primarily consist of purchased customer accounts, and the excess of purchase prices over the fair value of identifiable net assets acquired (goodwill). The recorded purchase prices include an estimation of the fair value of liabilities associated with any potential contingent consideration provisions (such as earn-out obligations). The allocation of purchase price to intangible assets, the determination of the related estimated useful lives and the estimated fair value of earn-out payables require significant estimates and assumptions and affects the amount of future expense recognized. For certain large or complex acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities.

Purchased customer accounts include the right to represent insureds or claimants supported by the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals and delivery of services. Their value primarily represents the present value of the underlying net cash flows expected to be received over the estimated future duration of the acquired customer relationships. Purchased customer accounts are amortized on a straight-line basis over the related estimated lives which generally average approximately 15 years.

Typically, an income approach is used to estimate the present value of the expected future cash flows associated with the purchased customer accounts. Critical estimates used in the model include forecasting future performance such as projected revenue growth and profit margins, selection of attrition rates and selection of discount rates. To evaluate these assumptions, management considers historical data, operating strategies, expected synergies and available relevant market data. Useful life is estimated as the period over which substantially all of the future cash flows from the purchased customer accounts will be received.

Many of the acquisitions we complete contain provisions for potential earn-out obligations. The amounts recorded as earn-out payables are based upon the terms of the purchase agreements and the present value of expected future payments to be made to the sellers resulting from estimated future operating results of the acquired entities over a period subsequent to the acquisition date, typically one to three years. The earn-out payables are measured at estimated fair value as of the acquisition date and are included in purchase price consideration. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income as a result of updated expectations for the performance of the associated businesses.

The expected future payments are estimated based on the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made. For certain acquisitions, we also utilize a Monte Carlo simulation to estimate the fair value of earnout obligations. Critical estimates used in the valuation of earn-out liabilities include forecasting future performance such as projected revenue growth and profit margins and selection of risk premiums, volatility and discount rates. To evaluate these assumptions, management considers historical data, operating strategies, expected synergies and relevant market data from comparable public companies.

These estimates and assumptions require significant judgment. While management believes the estimates and assumptions are reasonable, they are inherently uncertain. Changes in these estimates and assumptions could affect the carrying value of purchased customer accounts, earnout obligations, and the related future expenses.

Intangible Assets Impairment

Management assesses the recoverability of our goodwill and our amortizable intangible assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors are examples, that if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed.

Goodwill is subject to at least an annual assessment for impairment. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if, as a result of the qualitative assessment, it determines that a quantitative analysis is required, the Company will estimate the fair value of the reporting unit for comparison against the carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded for the amount of carrying value in excess of fair value.

We typically use a combination of market and income approach methodologies to estimate the fair value of our reporting units. The income approach is generally based on a discounted cash flow analysis, which estimates the present value of the projected cash flows to be generated by the reporting unit. Critical estimates and assumptions used in the analysis include forecasting future performance such as projected revenue growth, profit margins and capital expenditures as well as tax rates, cost of capital and risk premiums used in the selection of discount rates. To evaluate these assumptions, management considers historical data, operating strategies and available relevant market data from comparable public companies. The market approach estimates the value of our reporting units by comparing to comparable public companies. Various valuation multiples of companies that are economically and operationally similar are used as data points for selecting multiples for the reporting units. We will from time to time retain the services of certified valuation specialists to assist with the valuation of certain reporting units.

Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review, whenever events or changes in circumstances indicate the carrying value may not be recoverable. The review compares the carrying value of the assets, or asset groups, to an estimate of the undiscounted future cash flows resulting from the use of the assets. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. An impairment loss would be recognized for the excess of the carrying value over the fair value of the asset.

These estimates and assumptions require significant judgment. While management believes the estimates and assumptions are reasonable, they are inherently uncertain. If our actual results are not consistent with our expectations, we may be required to revise the assessment and, if appropriate, record an impairment charge. That impairment charge could have a material impact on our financial results.

We completed our most recent evaluation of impairment for goodwill as of November 30, 2025, and determined that the fair value of goodwill exceeded the carrying value for each reporting unit. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2025, 2024 or 2023.

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

With respect to time-based-only restricted stock awards, the grantees are eligible to receive payments of dividends and exercise voting privileges from the date of grant, and the awarded shares are included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share. With respect to time-based-only restricted stock units, the grantees are eligible to receive payments of dividend equivalents from the date of grant, and the awarded restricted stock units are included in the calculation of basic and diluted net income per share but are not included as issued and outstanding common stock shares until the awarded restricted stock units vest.

With respect to performance-based restricted stock awards that become awarded, the grantees are eligible to receive payments of dividends and exercise voting privileges from the awarded date, and the awarded shares are included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share. With respect to performance-based restricted stock units that become awarded, the grantees are eligible to receive payments of dividend equivalents from the awarded date, and the awarded restricted stock units are included in the calculation of basic and diluted net income per share but are not included as issued and outstanding common stock shares until the awarded restricted stock units vest.

Litigation and Claims

We are subject to various litigation and claims that arise in the ordinary course of business. If it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying financial statements. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statement of Income as incurred. Management, with the assistance of in-house and outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and affect our net income.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023, see Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2025.

Financial information relating to our Consolidated Financial Results is as follows:

(in millions, except percentages)	2025	% Change	2024
REVENUES
Core commissions and fees	$5,508	21.3%	$4,539
Profit-sharing contingent commissions	255	53.6%	166
Investment income and other income	139	39.0%	100
Total revenues	5,902	22.8%	4,805
EXPENSES
Employee compensation and benefits	2,935	22.0%	2,406
Other operating expenses	959	35.1%	710
(Gain)/loss on disposal	2	(106.5)%	(31)
Amortization	312	75.3%	178
Depreciation	55	25.0%	44
Interest	297	53.9%	193
Change in estimated acquisition earn-out payables	25	NMF	2
Mark-to-market of escrow liability	(54)	NMF	—
Total expenses	4,531	29.4%	3,502
Income before income taxes	1,371	5.2%	1,303
Income taxes	304	1.0%	301
Net income before non-controlling interests	1,067	6.5%	1,002
Less: Net income attributable to non-controlling interests	13	44.4%	9
Net income attributable to the Company	$1,054	6.1%	$993
Income Before Income Taxes Margin (1)	23.2%		27.1%
EBITDAC - Adjusted (2)	$2,121	25.6%	$1,689
EBITDAC Margin - Adjusted (2)	35.9%		35.2%
Organic Revenue growth rate (2)	2.8%		10.4%
Employee compensation and benefits relative to total revenues	49.7%		50.1%
Other operating expenses relative to total revenues	16.2%		14.8%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and earned premiums for 2025, increased $1,058 million to $5,763 million, or 22.5% over 2024. Core commissions and fees in 2025 increased $969 million, composed of: (i) approximately $126 million of net new and renewal business, which reflects an Organic Revenue growth rate of 2.8%; (ii) $836 million from acquisitions that had no comparable revenues in the same period of 2024; (iii) an increase from the impact of Foreign Currency Translation of $18 million and (iv) an offsetting decrease of $11 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months. Profit-sharing contingent commissions for 2025 increased by $89 million, or 53.6%, compared to the same period in 2024. This increase was driven primarily by (i) improved underwriting results, increased premium volume and qualifying for certain profit-sharing contingent commissions that we did not qualify for in the prior year and (ii) recent acquisitions.

Investment and Other Income

Investment and other income for 2025 was $139 million, compared with $100 million in 2024. The increase was driven by approximately $42 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, which was held in preparation for the closing of the Transaction. The increase year over year was partially offset by lower average interest rates as compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.7% for the year ended December 31, 2025 as compared to 50.1% for the year ended December 31, 2024, and increased 22.0%, or $529 million. This increase included $448 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2024. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2025 and 2024 increased by $81 million. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff costs attributable to new hires; (ii) the increased cost of health insurance; (iii) an increase in producer compensation associated with revenue growth and (iv) the year-over-year increase of approximately $12 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities.

Other Operating Expenses

Other operating expenses represented 16.2% of total revenues for 2025 as compared to 14.8% for the year ended December 31, 2024. Other operating expenses for 2025 increased $249 million, or 35.1%, from the same period of 2024. This change includes: (i) $161 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2024; (ii) $113 million of Acquisition/Integration Costs that had no comparable costs in the same period of 2024; and (iii) increased information technology-related costs, partially offset by (iv) lower claims costs within our captives and (v) the year-over-year decrease of approximately $12 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above.

Gain or Loss on Disposal

The Company recognized a net loss on disposal of $2 million in 2025 and a net gain on disposal $31 million in 2024. The amount for 2024 was primarily attributable to the prior year finalization of the gain associated with selling certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for 2025 increased $134 million to $312 million, or 75.3% over 2024. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (gain)/loss on disposal.

Depreciation

Depreciation expense for 2025 increased $11 million to $55 million, or 25.0% over 2024. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the (gain)/loss on disposal.

Interest Expense

Interest expense for 2025 increased $104 million to $297 million, or 53.9%, from 2024. The increase is due to higher debt balances resulting from debt issuance in the second quarter of 2025 to fund the Transaction, which was partially offset by decreases in the floating-rate benchmark used on our adjustable-rate debt.

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

As of December 31, 2025, the fair values of the estimated acquisition earn-out payables were reevaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Change in fair value	$16	$(6)
Interest expense accretion	9	8
Net change in earnings from estimated acquisition earn-out payables	$25	$2

For the years ended December 31, 2025 and 2024, the fair value of estimated earn-out payables was reevaluated and increased by $16 million for 2025 and decreased by $6 million for 2024, which are charges and credits, exclusive of interest expense accretion, to the Consolidated Statements of Income for 2025 and 2024.

As of December 31, 2025, the estimated acquisition earn-out payables were $541 million, of which $281 million was recorded as accounts payable and $260 million was recorded as other non-current liabilities. As of December 31, 2024, the estimated acquisition earn-out payables were $167 million, of which $75 million was recorded as accounts payable and $92 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations was 22.2% in 2025 and 23.1% in 2024.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 15 “Segment Information” of the Notes to Consolidated Financial Statements, we operate two reportable segments: Retail and Specialty Distribution. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income and therefore can fluctuate between comparable periods. As such, management primarily focuses on the Organic Revenue growth rate and EBITDAC Margin when evaluating the operational efficiency of a segment.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2025 are as follows:

2025	Retail(1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$3,384	$2,720	$2,379	$1,985	$5,763	$4,705
Total change	$664		$394		$1,058
Total growth %	24.4%		19.8%		22.5%
Profit-sharing contingent commissions	(72)	(44)	(183)	(122)	(255)	(166)
Core commissions and fees	$3,312	$2,676	$2,196	$1,863	$5,508	$4,539
Acquisitions	(559)		(277)		(836)
Dispositions		(11)		—		(11)
Foreign currency translation		14		4		18
Organic Revenue(2)	$2,753	$2,679	$1,919	$1,867	$4,672	$4,546
Organic Revenue growth(2)	$74		$52		$126
Organic Revenue growth rate(2)	2.8%		2.8%		2.8%

(1)
The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by segment, and the growth rates for Organic Revenue for the year ended December 31, 2024, by segment, are as follows:

2024	Retail(1)		Specialty Distribution		Total
(in millions)	2024	2023	2024	2023	2024	2023
Commissions and fees	$2,720	$2,500	$1,985	$1,699	$4,705	$4,199
Total change	$220		$286		$506
Total growth %	8.8%		16.8%		12.1%
Profit-sharing contingent commissions	(44)	(50)	(122)	(80)	(166)	(130)
Core commissions and fees	$2,676	$2,450	$1,863	$1,619	$4,539	$4,069
Acquisitions	(81)		(65)		(146)
Dispositions		(6)		(95)		(101)
Foreign currency translation		8		2		10
Organic Revenue(2)	$2,595	$2,452	$1,798	$1,526	$4,393	$3,978
Organic Revenue growth(2)	$143		$272		$415
Organic Revenue growth rate(2)	5.8%		17.8%		10.4%

(1)
The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.
(2)
A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the year ended December 31, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$3,406	$2,409	$87	$5,902
Income before income taxes	707	865	(201)	1,371
Income Before Income Taxes Margin(1)	20.8%	35.9%	NMF	23.2%
Amortization	219	93	—	312
Depreciation	31	19	5	55
Interest	28	38	231	297
Change in estimated acquisition earn-out payables	8	17	—	25
EBITDAC(2)	$993	$1,032	$35	$2,060
EBITDAC Margin(2)	29.2%	42.8%	NMF	34.9%
(Gain)/loss on disposal	2	—	—	2
Acquisition/Integration Costs	27	6	80	113
Mark-to-market of escrow liability	—	—	(54)	(54)
EBITDAC - Adjusted(2)	$1,022	$1,038	$61	$2,121
EBITDAC Margin - Adjusted(2)	30.0%	43.1%	NMF	35.9%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the year ended December 31, 2024, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$2,729	$2,016	$60	$4,805
Income before income taxes	602	778	(77)	1,303
Income Before Income Taxes Margin(1)	22.1%	38.6%	NMF	27.1%
Amortization	119	59	—	178
Depreciation	21	18	5	44
Interest	71	41	81	193
Change in estimated acquisition earn-out payables	8	(6)	—	2
EBITDAC(2)	$821	$890	$9	$1,720
'EBITDAC Margin(2)	30.1%	44.1%	NMF	35.8%
(Gain)/loss on disposal	(3)	(28)	—	(31)
Acquisition/Integration Costs	—	—	—	—
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(2)	818	862	9	1,689
EBITDAC Margin - Adjusted(2)	30.0%	42.8%	NMF	35.2%

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

Financial information relating to our Retail segment for the 12 months ended December 31, 2025 and 2024 is as follows:

(in millions, except percentages)	2025	% Change	2024
REVENUES
Core commissions and fees	$3,314	23.8%	$2,676
Profit-sharing contingent commissions	72	63.6%	44
Investment and other income	20	122.2%	9
Total revenues	3,406	24.8%	2,729
EXPENSES
Employee compensation and benefits	1,848	26.4%	1,462
Other operating expenses	563	25.4%	449
(Gain)/loss on disposal	2	(166.7)%	(3)
Amortization	219	84.0%	119
Depreciation	31	47.6%	21
Interest	28	(60.6)%	71
Change in estimated acquisition earn-out payables	8	—	8
Total expenses	2,699	26.9%	2,127
Income before income taxes	$707	17.4%	$602
Income Before Income Taxes Margin (1)	20.8%		22.1%
EBITDAC - Adjusted (2)	$1,022	24.9%	$818
EBITDAC Margin - Adjusted (2)	30.0%		30.0%
Organic Revenue growth rate (2)	2.8%		5.8%
Employee compensation and benefits relative to total revenues	54.3%		53.6%
Other operating expenses relative to total revenues	16.5%		16.5%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Retail segment’s total revenues in 2025 increased 24.8%, or $677 million, over 2024, to $3,406 million. The $638 million increase in core commissions and fees was driven by the following: (i) approximately $559 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) an increase of $74 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $14 million; and (iv) an offsetting decrease of $11 million related to commissions and fees recorded in 2024 from businesses since divested. Profit-sharing contingent commissions in 2025 increased 63.6%, or $28 million, over 2024, to $72 million. This increase was due primarily to acquisitions completed within the last twelve months. The Retail segment’s total commissions and fees increased 24.5% and the Organic Revenue growth rate was 2.8% for 2025. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Renewal business was impacted by timing of certain nonrecurring revenue items, slowing rate increases, rate decreases for certain lines of coverage, certain adjustments to incentive commissions and a regulatory change for one of our UK businesses.

Income before income taxes for 2025 increased 17.4%, or $105 million, over the same period in 2024, to $707 million. The primary factors driving this increase were: (i) the profit associated with the net increase in revenue as described above and (ii) a decrease in intercompany interest expense, partially offset by (iii) increased amortization and depreciation expense; and (iv) Acquisition/Integration Costs.

EBITDAC - Adjusted for 2025 increased 24.9%, or $204 million, from the same period in 2024, to $1,022 million. EBITDAC Margin - Adjusted for 2025 remained flat at 30.0% as compared to the same period in 2024. EBITDAC Margin - Adjusted was primarily driven by (i) the net increase in revenue as described above and (ii) leveraging our expense base, offset by (iii) the timing of revenues associated with recent acquisitions.

Specialty Distribution Segment

The Specialty Distribution Segment is composed of three divisions; our programs business, known as Arrowhead Programs; our wholesale brokerage business, known as Bridge Specialty Group; and our specialty program business, known as Arrowhead Specialty.

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

Bridge Specialty Group offers global wholesale brokerage and delegated binding/underwriting capabilities across multiple lines, to independent agents and brokers, including Brown & Brown retail agents. Our teams across the globe provide industry knowledge and expertise, for placements across multiple lines of coverage based on access to admitted, excess and surplus lines carriers, as well as the Lloyd’s markets in the United Kingdom.

Arrowhead Specialty is composed of our newly acquired specialty businesses from One80 Intermediaries, a segment of Accession, which offer solutions across affinity organizations, administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

Arrowhead Programs' and Arrowhead Specialty's captives businesses provide additional underwriting capacity that enables growth in core commissions and fees and allow us to participate in underwriting results with limited exposure to claims expenses. The Company has traditionally participated in underwriting profits through profit-sharing contingent commissions. These captives purchase reinsurance or participate in limited tranches of the underwriting risk in order to limit the Company's exposure to claims expenses.

Approximately 81% of the Specialty Distribution segment’s commissions and fees revenue is commission based.

Financial information relating to our Specialty Distribution segment for the 12 months ended December 31, 2025 and 2024 is as follows:

(in millions, except percentages)	2025	% Change	2024
REVENUES
Core commissions and fees	$2,196	17.9%	$1,863
Profit-sharing contingent commissions	183	50.0%	122
Investment and other income	30	(3.2)%	31
Total revenues	2,409	19.5%	2,016
EXPENSES
Employee compensation and benefits	919	19.0%	772
Other operating expenses	458	19.9%	382
(Gain)/loss on disposal	—	(100.0)%	(28)
Amortization	93	57.6%	59
Depreciation	19	5.6%	18
Interest	38	(7.3)%	41
Change in estimated acquisition earn-out payables	17	NMF	(6)
Total expenses	1,544	24.7%	1,238
Income before income taxes	$865	11.2%	$778
Income Before Income Taxes Margin (1)	35.9%		38.6%
EBITDAC - Adjusted (2)	$1,038	20.4%	$862
EBITDAC Margin - Adjusted (2)	43.1%		42.8%
Organic Revenue growth rate (2)	2.8%		17.8%
Employee compensation and benefits relative to total revenues	38.1%		38.3%
Other operating expenses relative to total revenues	19.0%		18.9%

(1)
“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)
A non-GAAP financial measure

NMF = Not a meaningful figure

The Specialty Distribution segment’s total revenue for 2025 increased 19.5%, or $393 million, as compared to the same period in 2024, to $2,409 million. The $333 million increase in core commissions and fees revenue was driven by: (i) approximately $277 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2024; (ii) approximately $52 million of net new business, renewal business and fee revenues; and (iii) an increase from the impact of Foreign Currency Translation of $4 million. Profit-sharing contingent commissions in 2025 increased 50.0%, or $61 million, from 2024, to $183 million which was primarily driven by favorable loss ratios, increased premiums, and acquisitions completed in the past twelve months.

Total commissions and fees increased 19.8% and the Organic Revenue growth rate was 2.8% for 2025. The Organic Revenue growth was driven by net new and retained business and exposure unit expansion; and was partially offset by non-recurring flood claims processing revenue in the prior year and declining rates on catastrophic ("CAT") property.

Income before income taxes for 2025 increased 11.2%, or $87 million, from 2024, to $865 million. Income before income taxes increased due to: (i) the drivers of EBITDAC - Adjusted described below; partially offset by: (ii) increased amortization expense; (iii) a gain on disposal recorded in the prior year; (iv) an increase in estimated acquisition earn-out payables; and (v) Acquisition/Integration Costs.

EBITDAC - Adjusted for 2025 increased 20.4%, or $176 million, from the same period in 2024, to $1,038 million. EBITDAC Margin - Adjusted for 2025 increased to 43.1% from 42.8%. EBITDAC Margin - Adjusted increased due to: (i) the increase in profit-sharing contingent commissions; (ii) Organic Revenue growth; and (iii) leveraging our expense base; while being partially offset by (iv) businesses acquired within the last twelve months that have lower margins than our average segment margins.

Other

As discussed in Note 15 of the Notes to Consolidated Financial Statements, in the Segment Information tables “Other” includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility, which as of December 31, 2025 provided capacity for up to $700 million in additional available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement (the “Loan Agreement"), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next 12 months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,600 million of incremental borrowing capacity as of December 31, 2025.

On February 10, 2026, the Company drew down on the Revolving Credit Facility by $225 million, and the proceeds will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of our capital stock, acquisitions and repayment of our existing debt.

Cash and cash equivalents totaled $1,079 million at December 31, 2025 reflecting an increase of $404 million from the $675 million balance at December 31, 2024. This increase is due to the cash generated during the year and cash assumed in connection with the Transaction.

At December 31, 2025, the Company had approximately $228 million of cash and cash equivalents outside of the U.S. From time to time, the Company will evaluate the repatriation of available funds from our non-U.S. operating subsidiaries or permanently reinvest a portion of those funds in those various territories.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, mark-to-market of escrow liability, non-cash stock-based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities (the “current ratio”) was 1.04 and 1.10 for December 31, 2025 and December 31, 2024, respectively.

Cash flows generated from operating activities totaled $1,450 million and $1,174 million for the years ended December 31, 2025 and 2024, respectively, representing an increase of $276 million. Operating cash flows generated in 2025 included $1,067 million from net income before non-controlling interests with $430 million of non-cash adjustments, offset by $47 million from changes in working capital. The growth in cash from operations is primarily due to increased operating margins from organic revenue growth, acquisitions and improved working capital changes.

Investing Cash Flows

Cash flows used for investing activities were $7,914 million and $898 million for the years ended December 31, 2025 and 2024, respectively, an increase of $7,016 million.

Acquisitions

During 2025, the Company completed 43 acquisitions (including book purchases) and paid $7,854 million, net of cash, and cash and cash equivalents held in a fiduciary capacity acquired, most notably for the purchases of Accession and Poulton Associates, LLC for $7,463 million and $168 million, respectively. Net cash paid for acquisitions increased $6,964 million in 2025, up from $890 million in 2024.

Dispositions

The Company received cash proceeds from the sale of businesses, fixed assets and customer accounts totaling $9 million and $70 million in 2025 and 2024, respectively. The decrease is attributed to the proceeds received during the second quarter of 2024 of $57 million from the settlement of two of the contingent payments related to the sale of certain third-party claims administration and adjusting services businesses in the fourth quarter of 2023.

Capital Expenditures

Capital expenditures amounted to $68 million and $82 million in 2025 and 2024, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Cash flows sourced from financing activities totaled $7,713 million and a use of $64 million in 2025 and 2024, respectively, an increase of $7,777 million.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect an increase of $53 million and $191 million in 2025 and 2024, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Payments on acquisition earn-outs related to the original acquisition date estimates totaled $143 million and $117 million in 2025 and 2024, respectively.

Dividends

During 2025 and 2024, the Company paid cash dividends of $193 million and $154 million, respectively, an increase of $39 million, 25.3%. On January 21, 2026, the board of directors approved a quarterly cash dividend of $0.165 per share to be paid on February 11, 2026.

Debt

Net proceeds from long-term debt totaled $3,781 million in 2025, compared to net proceeds of $25 million in 2024.

Total debt at December 31, 2025 was $7,613 million net of unamortized discount and debt issuance costs, which was an increase of $3,789 million compared to December 31, 2024. The increase includes the issuance of $4,192 million of senior notes net of the unamortized debt discounts and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $8 million, offset by the addition of deferred debt issuance costs of $36 million, $225 million of payments on outstanding term loan balances and net payments on the Revolving Credit Facility of $150 million.

During the twelve months ended December 31, 2025, the Company repaid $25 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $169 million as of December 31, 2025. The Company's next scheduled principal payment is due in March 2026 and is equal to $6 million.

During the second quarter, the Company repaid the outstanding balance on the Revolving Credit Facility of $400 million with cash on hand. During the third quarter, the Company drew $300 million on the Revolving Credit Facility in connection with the closing of the acquisition of Accession and repaying $100 million during the same quarter, and $100 million during the fourth quarter. There is an outstanding balance of $100 million on the Revolving Credit Facility as of December 31, 2025.

The outstanding amounts under the Revolving Credit Facility and associated term loan in total are $269 million in total, and are classified as current liabilities as of December 31, 2025, as the facilities mature within twelve months of the balance sheet date. Although the Company intends to refinance or extend these facilities, no such agreements were in place as of period end.

During the twelve months ended December 31, 2025, the Company repaid $50 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $363 million as of December 31, 2025. The Company’s next scheduled principal payment is $13 million due in March 2026.

During the twelve months ended December 31, 2025, the Company repaid the outstanding balance on the Term A-1 Loan Commitment (the “Term A-1 Loan Commitment”) of $150 million related to the Loan Agreement, in accordance with the terms of the Loan Agreement using proceeds from the Revolving Credit Facility in connection with the Second Amended and Restated Credit Agreement.

On June 11, 2025, the Company entered into an Underwriting Agreement with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of December 31, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

The $400 million principal amount of the Company’s 4.600% Senior Notes due in 2026 is classified as current as of December 31, 2025, reflecting the scheduled maturity within twelve months. The Company expects to repay the notes at maturity.

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

Common Stock

On June 10, 2025, the Company entered into an Underwriting Agreement with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein, with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company used the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the Merger Agreement and to pay fees and expenses associated with the foregoing.

As part of the consideration for the Transaction, the Company issued approximately $1,045 million of its common stock, par value $0.10 per share, to the selling shareholders, a portion of which is held in escrow, based on the market value of the shares at closing. The number of shares issued was calculated using the Company’s closing stock price of $110.57 per share on June 6, 2025.

Excluding the shares issued to the selling shareholders as consideration for the Accession acquisition, during 2025, the Company issued 271,532 shares valued at $21 million associated with business combinations. During 2024, the Company did not issue shares associated with business combinations.

On October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing our total remaining repurchase capacity at that time to approximately $1,500 million of the Company's outstanding common stock.

During 2025, the Company repurchased 1,255,970 shares at an average price of $79.62 for a total of $100 million. During 2024, the Company did not repurchase any shares.

Contractual Cash Obligations

As of December 31, 2025, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$7,682	$719	$813	$1,150	$5,000
Other liabilities(1)	903	32	657	37	177
Operating leases(2)	377	74	129	83	91
Interest obligations	4,181	376	649	561	2,595
Maximum future acquisition contingency payments(3)	842	405	437	—	—
Total contractual cash obligations(4)	$13,985	$1,606	$2,685	$1,831	$7,863

(1)
Includes the escrow liability which is included within “Other Long-Term Liabilities” issued in connection with the Transaction. The liability reflects the fair value of shares and cash held in escrow to secure certain indemnification obligations of the Accession equityholders related to businesses that are in run-off or discontinued. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The fair value of the escrow liability is remeasured at each reporting date, with changes recognized in earnings. The timing and amount of any future settlement remains subject to the achievement of contractual milestones and may vary from the amounts disclosed. The value as of December 31, 2025 was $616 million.
(2)
Includes $37 million of future lease commitments expected to commence in 2026.
(3)
Includes $541 million of current and non-current estimated earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2025 is $385 million.
(4)
Does not include approximately $56 million of current liability for a dividend of $0.165 per share approved by the board of directors on January 21, 2026 and paid on February 11, 2026.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, fiduciary cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at December 31, 2025 and December 31, 2024, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2025, we had $632 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translation exchange rate risk because we have businesses operating outside of the U.S. in the following functional currencies: British pounds, Canadian dollar and euros and, to a lesser extent, other currencies. Based upon our foreign currency rate exposure as of December 31, 2025, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
REVENUES
Commissions and fees	$5,763	$4,705	$4,199
Investment and other income	139	100	58
Total revenues	5,902	4,805	4,257
EXPENSES
Employee compensation and benefits	2,935	2,406	2,187
Other operating expenses	959	710	650
Loss/(gain) on disposal	2	(31)	(143)
Amortization	312	178	166
Depreciation	55	44	40
Interest	297	193	190
Change in estimated acquisition earn-out payables	25	2	21
Mark-to-market of escrow liability	(54)	—	—
Total expenses	4,531	3,502	3,111
Income before income taxes	1,371	1,303	1,146
Income taxes	304	301	275
Net income before non-controlling interests	1,067	1,002	871
Less: Net income attributable to non-controlling interests	13	9	—
Net income attributable to the Company	$1,054	$993	$871
Net income per share:
Basic	$3.37	$3.48	$3.07
Diluted	$3.16	$3.46	$3.05

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income attributable to the Company	$1,054	$993	$871
Foreign currency translation gain/(loss)	319	(91)	128
Unrealized gain on available-for-sale debt securities, net of tax	—	1	1
Comprehensive income attributable to the Company	$1,373	$903	$1,000

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,079	$675
Fiduciary cash	2,471	1,827
Commission, fees and other receivables	1,438	895
Fiduciary receivables	1,515	1,116
Reinsurance recoverable	647	1,527
Prepaid reinsurance premiums	980	520
Other current assets	484	364
Total current assets	8,614	6,924
Fixed assets, net	367	319
Operating lease assets	269	200
Goodwill	15,087	7,970
Amortizable intangible assets, net	4,906	1,814
Other assets	748	385
Total assets	$29,991	$17,612
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,986	$2,943
Losses and loss adjustment reserve	671	1,543
Unearned premiums	1,053	577
Accounts payable	990	373
Accrued expenses and other liabilities	875	653
Current portion of long-term debt	719	225
Total current liabilities	8,294	6,314
Long-term debt less unamortized discount and debt issuance costs	6,894	3,599
Operating lease liabilities	243	189
Deferred income taxes, net	815	711
Other liabilities	1,172	362
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 357 shares and outstanding 336 shares at 2025, issued 306 shares and outstanding 286 shares at 2024, respectively	36	31
Additional paid-in capital	6,160	1,118
Treasury stock, at cost 21 shares at 2025 and 20 shares at 2024, respectively	(848)	(748)
Accumulated other comprehensive income/(loss)	210	(109)
Non-controlling interests	26	17
Retained earnings	6,989	6,128
Total equity	12,573	6,437
Total liabilities and equity	$29,991	$17,612

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at January 1, 2023	283	$30	$920	$(748)	$(149)	$4,553	$—	$4,606
Net Income						871		871
Net unrealized holding gain on available-for-sale securities					1			1
Foreign currency translation					129			129
Shares issued - employee stock compensation plans
Employee stock purchase plan	1		52					52
Stock incentive plans	1		76					76
Acquisitions			18					18
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.48 per share)						(135)		(135)
Balance at December 31, 2023	285	30	1,027	(748)	(19)	5,289	—	5,579
Net Income						993	9	1,002
Net unrealized holding gain on available-for-sale securities					1			1
Foreign currency translation					(91)			(91)
Shares issued - employee stock compensation plans
Employee stock purchase plan	1	1	57					58
Stock incentive plans	1		86					86
Directors			1					1
Net non-controlling interest acquired (disposed)			2				8	10
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(55)					(55)
Cash dividends paid ($0.54 per share)						(154)		(154)
Balance at December 31, 2024	286	31	1,118	(748)	(109)	6,128	17	6,437
Net Income						1,054	13	1,067
Foreign currency translation					319			319
Shares issued - employee stock compensation plans
Employee stock purchase plan			63					63
Stock incentive plans	1		76					76
Acquisitions	7	1	633					634
Shares issued, public offering	43	4	4,311					4,315
Directors			1					1
Non-controlling interest distribution							(4)	(4)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(42)					(42)
Purchase of treasury stock	(1)			(100)				(100)
Cash dividends paid ($0.62 per share)						(193)		(193)
Balance at December 31, 2025	336	$36	$6,160	$(848)	$210	$6,989	$26	$12,573

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income before non-controlling interests	$1,067	$1,002	$871
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	312	178	166
Depreciation	55	44	40
Non-cash stock-based compensation	93	101	89
Change in estimated acquisition earn-out payables	25	2	21
Mark-to-market of escrow liability	(54)	—	—
Deferred income taxes	(7)	13	12
Net loss/(gain) on sales/disposals of investments, businesses, fixed assets and customer accounts	3	(29)	(140)
Payments on acquisition earn-outs in excess of original estimated payables	(3)	(37)	(29)
Other	6	5	5
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(95)	(94)	(106)
Reinsurance recoverable (increase) decrease	1,356	(1,402)	706
Prepaid reinsurance premiums (increase) decrease	(182)	(58)	(68)
Other assets (increase) decrease	(44)	(98)	(117)
Losses and loss adjustment reserve increase (decrease)	(1,348)	1,411	(710)
Unearned premiums increase (decrease)	177	115	50
Accounts payable increase (decrease)	11	(47)	260
Accrued expenses and other liabilities increase (decrease)	18	35	43
Other liabilities increase (decrease)	60	33	(83)
Net cash provided by operating activities	1,450	1,174	1,010
Cash flows from investing activities:
Additions to fixed assets	(68)	(82)	(69)
Payments for businesses acquired, net of cash acquired	(7,854)	(890)	(631)
Proceeds from sales of businesses, fixed assets and customer accounts	9	70	107
Other investing activities	(1)	4	6
Net cash used in investing activities	(7,914)	(898)	(587)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	53	191	189
Payments on acquisition earn-outs	(143)	(117)	(90)
Proceeds from long-term debt	4,192	599	—
Payments on long-term debt	(225)	(719)	(251)
Deferred debt issuance costs	(36)	(5)	—
Borrowings on revolving credit facility	450	500	420
Payments on revolving credit facility	(600)	(350)	(320)
Proceeds from issuance of common stock, net of expenses	4,315	—	—
Issuances of common stock for employee stock benefit plans	48	44	40
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(42)	(55)	(40)
Purchase of treasury stock	(100)	—	—
Cash dividends paid	(193)	(154)	(135)
Other financing activities	(6)	2	—
Net cash provided by (used in) financing activities	7,713	(64)	(187)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash	64	(13)	34
Net increase in cash, cash equivalents and restricted cash inclusive of fiduciary cash	1,313	199	270
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at beginning of period	2,502	2,303	2,033
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at end of period	$3,815	$2,502	$2,303

See accompanying notes to Consolidated Financial Statements. Refer to Note 12 for reconciliations of cash, cash equivalents and restricted cash inclusive of fiduciary cash.

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

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we also operate and/or participate in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (“SCICs”); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company also operates a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded, and excess flood policies which are fully reinsured in the private market.

Business Realignment

In conjunction with the acquisition of RSC Topco, Inc., (“RSC” or “Accession”) the holding company for Accession Risk Management Group, Inc., in the third quarter of 2025, the Company realigned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. The Company now reports its financial results in the following two reportable segments: Retail and Specialty Distribution. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows, statements of comprehensive income or statements of equity resulting from these changes. See Note 15 of these Notes to Consolidated Financial Statements for further information.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies the guidance in ASC 270 - Interim Reporting, adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, including removing reference to "project stages" and adding the "probable-to-complete recognition threshold." This ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating these new accounting requirements.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." This ASU enhances income tax disclosure requirements, including expanded disclosure of the effective tax rate reconciliation in both percentages and reporting currency amounts, defined categories within the reconciliation, additional disclosure for individually significant reconciling items, and disaggregation of state and local income taxes by jurisdiction. The Company adopted ASU 2023‑09 prospectively for the year ended December 31, 2025.

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

Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them, and the use of such funds is restricted by laws in certain jurisdictions in which we operate, or are restricted due to our contracts with certain insurance companies in which we hold premiums in a fiduciary capacity. Where permitted by law, the Company invests these unremitted funds only in cash, money-market accounts, tax-free variable-rate demand bonds and commercial paper held for a short-term. In certain jurisdictions in which the Company operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and governmental agencies. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.

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

Goodwill and Amortizable Intangible Assets

Business combinations are accounted for using the acquisition method. The estimated fair value of net tangible assets and identifiable intangible assets purchased, primarily customer accounts, are recognized with the excess of purchase price over the fair value of identifiable net assets acquired recorded to goodwill. For certain large or complex acquisitions, the Company retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities.

The fair value of purchased customer accounts is estimated using an income approach that estimates the acquired business’ future performance using financial projections developed by management for the acquired business which includes market participant assumptions regarding revenue growth and/or profitability. The fair value of the tangible assets acquired and liabilities assumed in each acquisition approximated their respective carrying amounts as of the acquisition date.

Amortizable intangible assets are stated at cost, less accumulated amortization, and consist primarily of purchased customer accounts. Purchased customer accounts are amortized on a straight-line basis over the related estimated lives which generally average approximately 15 years. Purchased customer accounts represent the value of customer relationships which include the right to represent insureds or claimants supported by the physical records and files that contain information about insurance policies, customers and other matters essential to policy renewals and delivery of services. The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted after determining the fair value of the amortizable intangible assets. There were no impairments recorded for the years ended December 31, 2025, 2024 and 2023.

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable under GAAP, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying value to determine if there is potential impairment of goodwill. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if, as a result of the qualitative assessment, it is determined that a qualitative analysis is required, the Company will estimate the fair value of the reporting unit for comparison against the carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the amount of carrying value in excess of fair value. Fair value is estimated based upon multiples of earnings, or on a discounted cash flow basis. The Company completed its most recent annual impairment assessment as of November 30, 2025, and determined that the fair value of goodwill exceeded the carrying value for each reporting unit. As of December 31, 2025, there are no accumulated impairment losses.

Many of the Company's acquisitions contain provisions for potential earn-out obligations. The amounts recorded as earn-out payables are based upon the terms of the purchase agreements and the present value of expected future payments to be made to the sellers resulting from estimated future operating results of the acquired entities over a period subsequent to the acquisition date, typically one to three years. In determining fair value, the acquired business’ future performance is estimated using financial projections developed by management for the acquired business which reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecast earn-out payments will be made.

The earn-out payables are measured at estimated fair value as of the acquisition date and are included in purchase price consideration. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income as a result of updated expectations for the performance of the associated businesses.

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

For the years ending December 31, 2025, 2024 and 2023, total gain or loss recognized on sales of businesses and books of business totaled $2 million loss, $31 million gain, and $143 million gain, respectively.

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

The OBBBA includes several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property, increasing the business interest limitation and the immediate expensing of domestic research and development costs. The Company has applied the provisions of OBBBA to its financial results and position following its effective date, and will continue to assess potential impacts to its financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as "Pillar 2"). The U.S. has not enacted legislation to implement Pillar 2; however, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026 (the “Side-by-Side” or “SbS” package) modifying key aspects of the operation of the Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. multinational companies to coexist with Pillar 2 while fully exempting U.S. parented groups from the application of two of the three Pillar 2 charging provisions, the income-inclusion rule (“IIR”) and the undertaxed profits rule (“UTPR”). The SbS package also extends the current Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor by one year, through the end of fiscal year 2027. The Company continues to refine the effective tax rate and cash tax impacts of Pillar 2 in light of existing and new legislation in multiple countries. Pillar 2 is not material to the Company in 2025 and is not expected to be in the future.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in millions, except per share data)	2025	2024	2023
Numerator:
Net income attributable to the Company	$1,054	$993	$871
Less: Net income attributable to unvested awarded performance stock	(11)	(12)	(13)
Net income attributable to common shares – basic	$1,043	$981	$858
Less: Gain on mark-to-market of escrow liability (1)	(54)	—	—
Net income attributable to common shares – diluted	$989	$981	$858
Denominator:
Weighted average number of common shares outstanding	313	285	284
Less: Unvested awarded performance stock	(3)	(3)	(4)
Weighted average number of common shares outstanding – basic	310	282	280
Dilutive effect of stock compensation plans	2	2	1
Dilutive effect of contingently issuable shares (1)	1	—	—
Weighted average number of shares outstanding – diluted	313	284	281
Net income per share:
Basic	$3.37	$3.48	$3.07
Diluted	$3.16	$3.46	$3.05
(1)
The calculation of diluted net income per share for the year ended December 31, 2025, excludes the gain on the mark-to-market of escrow liability in the numerator and includes the shares held in escrow in the denominator, in accordance with ASC 260 - Earnings Per Share, which requires this treatment in periods where the combined effect of these adjustments is accretive to earnings.

Fair Value of Financial Instruments

The Company has categorized its assets and liabilities that are recognized at fair value on a recurring basis into a three-level fair value hierarchy. Fair value accounting establishes a framework for measuring fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). The framework includes a fair value hierarchy that prioritizes the inputs to the valuation technique used to measure fair value.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety. The three levels of the hierarchy in order of priority of inputs to the valuation technique are defined as follows:

•
Level 1 - observable inputs such as quoted prices for identical assets in active markets;
•
Level 2 - inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and
•
Level 3 - unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; fiduciary receivables, commissions, fees and other receivables; fiduciary liabilities; accounts payable and accrued expenses and other liabilities, at December 31, 2025 and 2024, approximate fair value, because of the short-term maturity of these instruments. Acquisition earnout payables and newly acquired intangible assets are measured at fair value using level 3 inputs. See Note 3 to the Consolidated Financial Statements for the fair values related to acquired intangible assets and the establishment and adjustment of earn-out payables.

The estimated fair value of our variable floating-rate debt agreements is $632 million, which approximates the carrying value due to the variable interest rate based upon adjusted Secured Overnight Financing Rate (“SOFR”). The fair value of our senior notes are measured using market quotes of notes with similar terms, which are level 2 inputs. As of December 31, 2025 the carrying value and calculated fair value of the Company's fixed-rate borrowings was $7,032 million and $7,002 million, respectively. As of December 31, 2024 the carrying value and calculated fair value of our fixed-rate borrowings was $2,839 million and $2,602 million, respectively. See Note 8 to the Consolidated Financial Statements for information on the fair value of long-term debt.

Non-Cash Stock-Based Compensation

The Company has stock-based compensation plans that provide for grants of restricted stock, restricted stock units, stock options and other stock-based awards to employees and non-employee directors of the Company. In addition, the Company has an Teammate Stock Purchase Plan which allows employees to purchase shares in the Company. The Company expenses stock-based compensation, which is included in Employee compensation and benefits in the Consolidated Statements of Income over the requisite service period. The significant assumptions underlying our expense calculations include the fair value of the award on the date of grant, the estimated achievement of any performance targets and estimated forfeiture rates.

The Company uses the Black-Scholes valuation model for valuing all stock options and shares purchased under the Teammate Stock Purchase Plan (the “TSPP”). Compensation for non-vested stock awards is measured at fair value on the grant date based upon the number of shares expected to vest. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. See Note 11 to our Consolidated Financial Statements for information on stock-based compensation.

Insurance Company Operations

The Company acts in a risk-bearing capacity for flood insurance associated with WNFIC and through operating and/or participating in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive (collectively, the "Captives").

The Company protects itself from claims-related losses by reinsuring claims risk exposure and through ceding liabilities to client-owned captive cells through cross-collateralization between the cells. All exposure from basic admitted policies conforming to the National Flood Insurance Program, is reinsured with FEMA. For other polices, exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the Company or any ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such that is recoverable related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not due from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.

Refer to Note 16 for additional information on the Company’s insurance operations.

Unpaid Losses and Loss Adjustment Reserve

Unpaid losses and loss adjustment reserve includes amounts determined on individual claims and other estimates based upon the past experience and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves include a combination of an analysis of large discrete events, typically named-storm activity, and also routine losses in the ordinary course from non-named-storm activity. These methodologies are continually reviewed and updated, and any resulting adjustments are reflected in current operations.

The Company engages the services of outside actuarial consulting firms (the “Actuaries”) to assist with rendering an opinion on the sufficiency of the Company’s estimates for unpaid losses and related loss adjustment reserve. The Actuaries utilize both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related loss adjustment reserve are adequate.

Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the Consolidated Statements of Income.

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	For the year ended December 31, 2025
(in millions)	Retail	Specialty Distribution	Other(8)	Total
Base commissions(1)	$2,334	$1,607	$—	$3,941
Fees(2)	795	485	(2)	1,278
Other supplemental commissions(3)	185	21	—	206
Profit-sharing contingent commissions(4)	72	183	—	255
Earned premium(5)	—	83	—	83
Investment income(6)	17	26	89	132
Other income, net(7)	3	4	—	7
Total Revenues	$3,406	$2,409	$87	$5,902

	For the year ended December 31, 2024
(in millions)	Retail	Specialty Distribution	Other(8)	Total
Base commissions(1)	$1,874	$1,407	$1	$3,282
Fees(2)	631	362	(1)	992
Other supplemental commissions(3)	171	17	—	188
Profit-sharing contingent commissions(4)	44	122	—	166
Earned premium(5)	—	77	—	77
Investment income(6)	6	29	58	93
Other income, net(7)	3	2	2	7
Total Revenues	$2,729	$2,016	$60	$4,805

	For the year ended December 31, 2023
(in millions)	Retail	Specialty Distribution	Other(8)	Total
Base commissions(1)	$1,692	$1,176	$—	$2,868
Fees(2)	597	400	(2)	995
Other supplemental commissions(3)	164	15	(1)	178
Profit-sharing contingent commissions(4)	50	80	—	130
Earned premium(5)	—	28	—	28
Investment income(6)	1	14	37	52
Other income, net(7)	4	1	1	6
Total Revenues	$2,508	$1,714	$35	$4,257

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

Revenues Disaggregated by Geography

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	For the year ended December 31,
(in millions)	2025	2024	2023
U.S.	$5,059	$4,140	$3,730
U.K.	599	545	433
Other	244	120	94
Total Revenues	$5,902	$4,805	$4,257

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2025 and 2024 were as follows:

(in millions)	December 31, 2025	December 31, 2024
Contract assets	$908	$575
Contract liabilities	$168	$119

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems and are reflected in commissions, fees and other receivables in the Company's Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2024 is due to growth in our business and from businesses acquired in the current year.

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

As of December 31, 2025, deferred revenue consisted of $127 million as the current portion to be recognized within one year and $41 million to be recognized beyond one year. As of December 31, 2024, deferred revenue consisted of $80 million as the current portion to be recognized within one year and $39 million in long-term deferred revenue to be recognized beyond one year.

During the 12 months ended December 31, 2025, 2024, and 2023, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $59 million, $39 million, and $28 million, respectively. This consists of additional variable consideration received on our incentive and profit-sharing contingent commissions that required refinements in our estimates and variable consideration true-ups.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, whereby the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company’s Consolidated Balance Sheets was $143 million and $119 million as of December 31, 2025 and 2024, respectively. For the 12 months ended December 31, 2025 and December 31, 2024, the Company deferred $35 million and $33 million of incremental cost to obtain customer contracts, respectively and recorded an expense of $11 million and $10 million, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Consolidated Balance Sheets was $208 million and $145 million as of December 31, 2025 and 2024, respectively. For the 12 months ended December 31, 2025 and December 31, 2024, the Company had net deferrals of $8 million and $13 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, respectively.

NOTE 3 Business Combinations

During the year ended December 31, 2025, the Company acquired the assets and assumed certain liabilities of 18 insurance intermediaries, all of the stock of 15 insurance intermediaries, and purchased 10 books of businesses (customer accounts) for a total of 43 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification (“ASC”) 805 - Business Combinations (“ASC 805”).

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional; and therefore, those amounts are subject to further adjustments within the permitted measurement period, as defined in ASC 805. Management often uses independent third-party valuation specialists to assist in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets and earnout liabilities, with the offset to goodwill, net of any income tax effect. Provisional estimates were used to initially record the acquisitions of NBS Insurance Agency, Tim Parkman, Inc., Accession Risk Management Group and Poulton Associates, LLC, including for intangible assets, goodwill, customer contract related balances, tax related balances and other asset and liability accounts.

For the year ended December 31, 2025, adjustments to prior year acquisitions were made within the permitted measurement period that resulted in a net decrease to goodwill of $3 million. These measurement period adjustments have been reflected as current period adjustments in the year ended December 31, 2025.

Gross cash paid for acquisitions was $8,708 million and $934 million in the years ended December 31, 2025 and 2024, respectively. We completed 43 acquisitions (including book of business purchases) during the year ended December 31, 2025 and 32 acquisitions (including book of business purchases) during the year ended December 31, 2024.

On August 1, 2025, the Company completed the acquisition of RSC, the holding company for Accession Risk Management Group, Inc., a North American insurance distribution platform composed of specialty insurance and risk management companies, including Risk Strategies, a retail brokerage firm, and One80 Intermediaries, an insurance wholesaler and program manager. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among RSC, the Company, Encore Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company and Kelso RSC (Investor), L.P., a Delaware limited partnership, solely in its capacity as the equityholder representative. The aggregate purchase price totaled $9,608 million and included cash of $8,293 million and $613 million in shares of the Company’s common stock, par value $0.10 per share. The acquisition was funded using cash raised from our June 2025 follow-on common stock offering and senior notes issuance.

The Merger Agreement provided for escrowed consideration of $750 million in the form of $250 million of cash and $500 million in shares of the Company’s common stock. Both the cash and shares are held in an escrow account. Escrowed shares, which were issued at the closing of the acquisition, totaled approximately 4.5 million shares. The number of shares was determined using an agreed upon share price of $110.57 and $500 million of consideration, as detailed in the Merger Agreement. The total number of escrowed shares will not increase in the future.

Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, any amounts remaining in the escrow account will be released to the equityholders. The amount of the cash balance will change over time based upon payment of any indemnification obligations of the equityholders associated with the discontinued businesses, as well as dividends paid on the shares and interest income earned on the cash. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement.

The value of the shares and cash in the escrow account is presented within long-term liabilities (other liabilities), and the restricted cash is presented within other assets in the Company's Consolidated Balance Sheets. The value of the shares placed in escrow changes as the share price of the Company increases or decreases as compared to the value at the start of the applicable reporting period. On August 1, 2025, the closing date of the Accession acquisition, each share was valued at $92.00 using our opening share price, for a total amount of $406 million. In accordance with ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging, periodic share value changes will be recorded as a mark-to -market of the escrow liability in the Company's Consolidated Statements of Income. This mark-to-market adjustment is non-cash.

As of December 31, 2025, the total balance of the escrow liability was $616 million, with $351 million in escrowed shares and $265 million in cash. The fair value of the shares held in escrow are re-evaluated and measured at fair value on a recurring basis as defined in ASC 820 - Fair Value Measurement. The change in fair value of the shares for the year ended December 31, 2025, resulted in a $54 million decrease to expense.

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

(in millions)	NBS Insurance Agency	Tim Parkman, Inc.	Accession Risk Management Group	Poulton Associates, LLC	Other (1)	Total
Segment	Specialty Distribution	Specialty Distribution	Retail & Specialty Distribution	Specialty Distribution	Retail & Specialty Distribution
Effective date of acquisition	March 1, 2025	May 1, 2025	August 1, 2025	November 1, 2025	Various
Cash paid	$54	$69	$8,293	$168	$124	$8,708
Common stock issued	—	—	613	21	—	634
Other payable	—	6	702	1	3	712
Recorded earn-out payable	—	7	—	20	31	58
Total consideration	54	82	9,608	210	158	10,112
Maximum potential earn-out payable	—	23	—	104	59	186
Allocation of purchase price:
Cash and cash equivalents	—	—	314	—	2	316
Fiduciary cash	14	—	516	—	8	538
Commission, fees, and other receivables	4	—	430	—	1	435
Fiduciary receivables	—	—	437	—	23	460
Other current assets	—	—	851	—	—	851
Goodwill	34	62	6,547	141	101	6,885
Purchased customer accounts and other intangibles (2)	16	19	3,221	69	46	3,371
Other assets	—	1	111	—	15	127
Total assets acquired	68	82	12,427	210	196	12,983
Fiduciary liabilities	(13)	—	(957)	—	(22)	(992)
Accounts payable and accrued expenses	—	—	(722)	—	(13)	(735)
Other current liabilities	(1)	—	(775)	—	—	(776)
Deferred income tax, net	—	—	(80)	—	—	(80)
Other long-term liabilities	—	—	(285)	—	(3)	(288)
Total liabilities assumed	(14)	—	(2,819)	—	(38)	(2,871)
Net assets acquired	$54	$82	$9,608	$210	$158	$10,112

(1) The other column represents current year acquisitions with total net assets acquired of less than $50 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

(2) The weighted average useful life of purchased customer accounts is 14 years.

Goodwill of $6,885 million, net of opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail and Specialty Distribution segments in the amounts of $3,554 million and $3,331 million, respectively. Of the total goodwill, the amount expected to be deductible for income tax purposes is $1,933 million.

For acquisitions completed during 2025, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from 2025 acquisitions included in the Consolidated Statement of Income for the year ended December 31, 2025 were $747 million. The income before income taxes included in the Consolidated Statement of Income for the year ended December 31, 2025 was $77 million, which includes $112 million of amortization expense for acquired intangible assets.

The following unaudited pro forma information presents the estimated results of combined operations as if the Company's 2025 acquisitions had occurred as of the beginning of 2024. The pro forma information includes adjustments for (i) amortization of acquired intangible assets, (ii) interest expense on borrowings to fund the acquisitions and (iii) shares issued as consideration and funding for the acquisitions. Included in the pro forma information presented below is a non-recurring pro forma adjustment directly attributable to the acquisitions for transaction and integration costs totaling $113 million. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisitions. Accordingly, it is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisitions actually occurred at the beginning of 2024, nor is it intended to represent or be indicative of future results of the combined business.

(UNAUDITED)	Year Ended December 31,
(in millions, except per share data)	2025	2024
Total revenues	$6,947	$6,637
Net income attributable to the Company	$1,220	$1,080
Net income per share:
Basic	$3.63	$3.22
Diluted	$3.45	$3.20

Acquisition Earn-Out Payables

ASC 805 is the authoritative guidance requiring an acquirer to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are recorded in the Consolidated Statements of Income when incurred or reasonably estimated.

As of December 31, 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance as of the beginning of the period	$167	$249	$252
Additions from new acquisitions	58	73	67
Assumed estimated acquisition earn-out payables	435	3	21
Payments	(146)	(154)	(119)
Subtotal	514	171	221
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value	16	(6)	14
Interest expense accretion	9	8	7
Net change in earnings from estimated acquisition earn out payables	25	2	21
Foreign currency translation adjustments during the year	2	(6)	7
Balance as of December 31,	$541	$167	$249

Of the $541 million of estimated acquisition earn-out payables as of December 31, 2025, $281 million was recorded as accounts payable and $260 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. Of the $167 million of estimated acquisition earn-out payables as of December 31, 2024, $75 million was recorded as accounts payable and $92 million was recorded as other non-current liabilities.

Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of December 31, 2025, was $385 million. As of December 31, 2025, the maximum future contingency payments related to all acquisition agreements that include a cap on the potential earnout amount totaled $457 million.

NOTE 4 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in millions)	Retail	Specialty Distribution	Total
Balance as of January 1, 2024	$4,870	$2,471	$7,341
Acquisitions	671	27	698
Adjustments during measurement period (1)	(37)	46	9
Disposals	(13)	—	(13)
Foreign currency translation adjustments	(55)	(10)	(65)
Balance as of December 31, 2024	$5,436	$2,534	$7,970
Acquisitions	3,557	3,330	6,887
Adjustments during measurement period (1)	(3)	1	(2)
Disposals	(5)	—	(5)
Foreign currency translation adjustments	188	49	237
Balance as of December 31, 2025	$9,173	$5,914	$15,087

(1)
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition dates. As of December 31, 2025, adjustments were made to the amounts initially recorded. See also Note 3.

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025			December 31, 2024
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$6,852	$(2,037)	$4,815	$3,557	$(1,718)	$1,839
Foreign currency translation adjustments during the year	103	(12)	91	(28)	3	(25)
Total	$6,955	$(2,049)	$4,906	$3,529	$(1,715)	$1,814

Amortization expense for amortizable intangible assets for the years ending December 31, 2026, 2027, 2028, 2029 and 2030 is estimated to be $450 million, $431 million, $424 million, $406 million and $395 million, respectively.

NOTE 6 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in millions)	2025	2024
Furniture, fixtures, equipment and software	$448	$382
Leasehold improvements	88	73
Land, buildings and improvements	137	136
Total cost	673	591
Less accumulated depreciation and amortization	(306)	(272)
Total	$367	$319

Depreciation expense for fixed assets amounted to $55 million in 2025, $44 million in 2024 and $40 million in 2023.

NOTE 7 Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities at December 31 consisted of the following:

(in millions)	2025	2024
Accrued incentive compensation	$312	$298
Accrued compensation and benefits	174	77
Lease liability (1)	62	47
Deferred revenue	127	80
Reserve for policy cancellations	100	73
Accrued interest	33	27
Accrued rent and vendor expenses	19	19
Other	48	32
Total	$875	$653

(1)
The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

NOTE 8 Long-Term Debt

Long-term debt at December 31, 2025 and 2024 consisted of the following, with certain prior-period amounts having been reclassified to conform to the current-period presentation.

(in millions)	December 31, 2025	December 31, 2024
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026	$169	$25
Current portion of 3-year term loan facility expired 2025	—	150
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	—
Current portion of 5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	100	—
Current portion of 5-year term loan facility expires 2027	50	50
Total current portion of long-term debt	719	225
Long-term debt:
Note agreements:
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	—
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	—
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	—
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	—
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	—
Total notes	6,650	2,850
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	—	169
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	250
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	313	362
Total credit agreements	313	781
Unamortized portion of debt discounts related to note agreements (contra)	(18)	(11)
Debt issuance costs (contra)	(51)	(21)
Total long-term debt, less unamortized discount and debt issuance costs	6,894	3,599
Current portion of long-term debt	719	225
Total debt	$7,613	$3,824

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of December 31, 2025, the aggregate outstanding balance of the Notes was $4,200 million, exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million, exclusive of the associated discount balance, as of December 31, 2025 and December 31, 2024.

Credit agreements: On March 31, 2025, the Company repaid the outstanding balance on the 3-year term loan facility of $150 million.

The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $532 million and $756 million as of December 31, 2025 and December 31, 2024, respectively. There was an outstanding balance of $100 million on the Revolving Credit Facility as of December 31, 2025, and $250 million outstanding as of December 31, 2024.

The Company is required to maintain certain financial ratios and comply with certain other covenants related to outstanding credit agreements. The Company was in compliance with all such covenants as of December 31, 2025 and December 31, 2024.

At December 31, 2025, the one month term SOFR Rate for the term loan due October 2026 and the term loan due March 2027 was 3.716%. The one month term SOFR Rate on the Revolving Credit Facility due October 2026 was 3.843% as of December 31, 2025. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Interest paid in 2025, 2024 and 2023 was $284 million, $195 million, and $186 million, respectively.

At December 31, 2025, maturities of long-term debt are $719 million in 2026, $313 million in 2027, $500 million in 2028, $350 million in 2029, $800 million in 2030 and $5,000 million thereafter.

On February 10, 2026, the Company drew down on the Revolving Credit Facility by $225 million, and the proceeds will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of our capital stock, acquisitions and repayment of our existing debt.

Fair value information about financial instruments not measured at fair value

The following tables presents liabilities that are not measured at fair value on a recurring basis:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$400	$402	$—	$—
Long-term debt	$6,632	$6,600	$2,839	$2,602

The carrying value of the Company's borrowings under various credit agreements approximates its fair value due to the variable interest rate based upon adjusted SOFR. The fair values above, which exclude accrued interest, are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments. The fair values of our senior notes are considered Level 2 financial instruments, as their values are measured by using observable inputs, other than quoted prices in active markets.

NOTE 9 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Current:
Federal	$187	$198	$180
State	68	70	57
Foreign	37	19	23
Total current provision	292	287	260
Deferred:
Federal	38	14	26
State	5	4	6
Foreign	(31)	(4)	(17)
Total deferred provision	12	14	15
Total tax provision	$304	$301	$275

The table below provides additional information as a result of our adoption of ASU 2023-09. A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the year ended December 31, 2025 is as follows:

(in millions)	2025	2025
Provision for income taxes at U.S. federal statutory rate	$288	21.0%
Effect of cross-border tax laws	4	0.2
Nontaxable or nondeductible items	(14)	(1.0)
Other	(3)	(0.2)
State and local income taxes, net of federal income tax effect	54	3.9
Foreign tax effects
Bermuda
Effect of rates different than statutory	(24)	(1.7)
Other	1	0.1
Other foreign jurisdictions	(7)	(0.5)
Worldwide changes in unrecognized tax benefits	5	0.3
Total tax provision and effective tax rate	$304	22.1%

The individual state and local jurisdictions comprising the majority of state income taxes, net of federal income tax benefit, include: Florida, California, Minnesota, South Carolina, New York City and New Jersey.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation of the differences between the effective tax rate and the federal statutory tax rate is as follows:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.6	4.5
Non-deductible employee stock purchase plan expense	0.2	0.2
Non-deductible meals and entertainment	0.2	0.2
Non-deductible officers’ compensation	0.4	0.4
Tax benefit from stock-based compensation	(1.9)	(1.6)
Effect of rates different than statutory	(1.1)	—
Other, net	(0.3)	(0.6)
Effective tax rate	23.1%	24.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in millions)	2025	2024
Non-current deferred tax liabilities:
Intangible assets	$1,355	$808
Fixed assets	27	22
Right-of-use assets	61	41
Impact of adoption of ASC 606 revenue recognition	34	31
Total non-current deferred tax liabilities	1,477	902
Non-current deferred tax assets:
Deferred compensation	123	100
Accruals and reserves	60	34
Lease liabilities	70	49
Net operating loss carryforwards and other carryforwards	411	9
Valuation allowance for deferred tax assets	(2)	(1)
Total non-current deferred tax assets	662	191
Net non-current deferred tax liability	$815	$711

ASU 2023-09 also requires that the Company disclose the amount of income taxes paid, disaggregated by jurisdiction if the income taxes paid to that jurisdiction are greater than or equal to 5% of the total income taxes paid. Income taxes paid in 2025, 2024 and 2023 were $371 million, $304 million and $219 million, respectively. For 2025, the only jurisdiction with income taxes paid (net of refunds) in excess of the 5% reporting threshold was domestic federal income taxes of $284 million.

At December 31, 2025, for income tax reporting purposes, the Company had net operating loss carryforwards of $214 million for federal, $24 million net operating loss carryforwards for international jurisdictions and $4.8 billion net operating loss carryforwards for state, portions of which expire in the years 2026 and thereafter. The state carryforward amount is derived from the operating results of certain subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Unrecognized tax benefits balance at January 1	$4	$5	$3
Gross increases for tax positions of prior years	14	3	3
Gross decreases for tax positions of prior years	—	—	—
Settlements	—	(4)	(1)
Unrecognized tax benefits balance at December 31	$18	$4	$5

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $18 million as of December 31, 2025, $4 million as of December 31, 2024 and $5 million as of December 31, 2023. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, 2024 and 2023, accrued interest and penalties related to uncertain tax positions were minimal.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in various international jurisdictions throughout Europe and Asia. In the United States, federal returns for fiscal years 2022 through 2025 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2022 through 2025. The Company files and remits income taxes in various international jurisdictions where the Company has determined it is required to file income taxes. The Company's filings with those countries remain open for audit for the fiscal years 2021 through 2025. The Company also operates in Bermuda and the Cayman Islands. The Company is not subject to any income taxes in these countries.

During the third quarter of 2023, the Company was notified by the State of California Franchise Tax Board regarding an audit for the 2020-2021 tax years for Saferide Motor Club, Inc. No additional correspondence has been received, and we are not aware of any amounts to reserve for at this time.

During 2025, the Company was notified by the State of New York regarding an audit for the 2021-2023 tax years for Brown & Brown, Inc. We are currently gathering requested information and are not aware of any amounts to reserve for this time.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. The Company has determined it is not practical to determine the unrecognized deferred tax liabilities on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

NOTE 10 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. The Company’s contribution expense to the plan totaled $65 million in 2025 and $56 million in 2024.

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

At December 31, 2025, 10,154,854 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2025, 32,000 shares had met the first condition of vesting and had been awarded, and 10,122,854 shares had satisfied both conditions of vesting and had been distributed to participants.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2023	$4.88	708,380	708,380	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.69	(532,282)	(532,282)	—
Forfeited	$5.25	(8,326)	(8,326)	—
Outstanding at December 31, 2023	$5.47	167,772	167,772	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.43	(69,794)	(69,794)	—
Forfeited	$5.09	(240)	(240)	—
Outstanding at December 31, 2024	$5.49	97,738	97,738	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.09	(65,738)	(65,738)	—
Forfeited	$—	—	—	—
Outstanding at December 31, 2025	$6.33	32,000	32,000	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2025, 2024 and 2023 was $7 million, $6 million and $31 million, respectively.

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

On March 24, 2025, the Compensation Committee of the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2019 SIP to increase the number of shares of Common Stock that may be issued under the 2019 SIP by 6,930,000 shares and extend the term of the Plan to May 7, 2035. On May 7, 2025, the Company’s shareholders approved the plan amendment.

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

Non-employee members of the board of directors received shares annually issued pursuant to the 2019 SIP as part of their annual compensation. A total of 13,948 shares were issued in May 2025, 16,884 shares were issued in May 2024 and 16,632 shares were issued in May 2023.

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

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2023	$25.01	7,064,948	4,754,649	2,310,299
Granted	$56.39	1,558,826	235,738	1,323,088	(1)
Awarded	$47.60	330,310	977,447	(647,137)
Vested	$25.46	(1,561,615)	(1,561,615)	—
Forfeited	$49.37	(271,154)	(129,889)	(141,265)
Outstanding at December 31, 2023	$27.50	7,121,315	4,276,330	2,844,985
Granted	$81.53	1,404,586	249,952	1,154,634	(2)
Awarded	$45.99	437,891	1,228,675	(790,784)
Vested	$29.23	(1,903,832)	(1,903,832)	—
Forfeited	$62.43	(261,423)	(114,053)	(147,370)
Outstanding at December 31, 2024	$30.98	6,798,537	3,737,072	3,061,465
Granted	$109.08	976,894	215,043	761,851	(3)
Awarded	$62.67	339,502	1,066,839	(727,337)
Vested	$48.16	(1,068,176)	(1,068,176)	—
Forfeited	$66.90	(548,503)	(324,263)	(224,240)
Outstanding at December 31, 2025	$34.01	6,498,254	3,626,515	2,871,739

The following table sets forth information as of December 31, 2025, 2024 and 2023, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 and 2019 Stock Incentive Plans:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2023	235,738	1,323,088	(1)	977,447
2024	249,952	1,154,634	(2)	1,228,675
2025	215,043	761,851	(3)	1,066,839

(1)
Of the 761,851 performance-based shares granted in 2025, the payout for 351,146 shares may be increased up to 200% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(2)
Of the 1,154,634 performance-based shares granted in 2024, the payout for 587,205 shares may be increased up to 200% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.
(3)
Of the 1,323,088 performance-based shares granted in 2023, the payout for 615,575 shares may be increased up to 200% of the target or decreased to zero, 17,338 shares may be increased up to 120% of the target or decreased to zero. The amount reflected in the table includes all time-based share grants at a target payout of 100%.

At December 31, 2025, 8,891,392 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all grants.

Teammate Stock Purchase Plan

The Company has a shareholder-approved TSPP with a total of 34,000,000 authorized shares of which 1,730,975 were available for future subscriptions as of December 31, 2025. Employees of the Company who regularly work 20 hours or more per week are generally eligible to participate in the TSPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an TSPP share option as of the beginning of the Subscription Period as the sum of: (i) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (ii) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an TSPP share option as of the Subscription Period beginning in August 2025 was $22.32. The fair values of an TSPP share option as of the Subscription Periods beginning in August 2024 and 2023, were $23.10 and $18.13, respectively.

For the TSPP plan years ended July 31, 2025, 2024 and 2023, the Company issued 542,381, 718,457 and 743,856 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $42 million, or $77.66 per share, in 2025, $43 million, or $59.50 per share, in 2024 and $40 million, or $53.70 per share, in 2023.

For the five months ended December 31, 2025, 2024 and 2023 (portions of the 2024-2025, 2023-2024 and 2022-2023 plan years), 416,313, 255,015 and 330,599 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by TSPP participants for proceeds of approximately $28 million, $22 million and $20 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in millions)	2025	2024	2023
Stock incentive plan	$77	$87	$75
Teammate stock purchase plan	14	13	12
Performance stock plan	—	—	1
Sharesave plan	2	1	1
Total	$93	$101	$89

Summary of Unamortized Compensation Expense

As of December 31, 2025, the Company estimates there to be $223 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.19 years.

NOTE 12 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During 2025, the Company had an impact of $64 million of foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash reported on its Consolidated Statements of Cash Flows due to the change in currency exchange rates, primarily for British pounds.

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

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid during the period for:
Interest	$284	$195	$186
Income taxes, net of refunds	371	302	218

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Other payables issued for acquisitions and purchased customer accounts	$712	$27	$12
Estimated acquisition earn-out payables and related charges	58	73	67
Assumed acquisition earn-out payables	435	3	21
Common stock issued for acquisitions	634	—	18

The Company's restricted cash balances relate to amounts held in escrow in accordance with the Merger Agreement. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining cash in the escrow account will be released to the equityholders. Restricted cash is presented within other assets in the Company's Consolidated Balance Sheets.

	Balance as of December 31,
(in millions)	2025	2024	2023
Table to reconcile cash, cash equivalents and restricted cash inclusive of fiduciary cash
Cash and cash equivalents	$1,079	$675	$700
Fiduciary cash	2,471	1,827	1,603
Restricted cash	265	—	—
Total cash, cash equivalents and restricted cash inclusive of fiduciary cash at the end of the period	$3,815	$2,502	$2,303

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2025 and 2024. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

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

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheets as of December 31, 2025 and 2024 is as follows:

(in millions)		December 31, 2025	December 31, 2024
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$269	$200
Total assets		269	200
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	62	47
Non-current operating lease liabilities	Operating lease liabilities	243	189
Total liabilities		$305	$236

As of December 31, 2025, the Company has entered into future lease agreements expected to commence in 2026 consisting of undiscounted lease liabilities of $37 million.

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

The components of lease cost for operating leases for the 12 months ended December 31, 2025 and 2024 were:

(in millions)	For the year ended December 31, 2025	For the year ended December 31, 2024
Operating leases:
Lease cost	$68	$59
Variable lease cost	6	5
Short-term lease cost	1	1
Operating lease cost	75	65
Sublease income	(1)	(1)
Total lease cost net	$74	$64

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2025 were:

Weighted average remaining lease term	5.9
Weighted average discount rate	4.07%

Maturities of the operating lease liabilities by fiscal year at December 31, 2025 for the Company's operating leases are as follows:

(in millions)	Operating Leases
2026	$72
2027	67
2028	54
2029	42
2030	32
Thereafter	73
Total undiscounted lease payments	340
Less: Imputed interest	35
Present value of future lease payments	$305

Supplemental cash flow information for operating leases:

(in millions)	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$73	$62
Right-of-use assets obtained in exchange for new operating liabilities	$42	$44

NOTE 15 Segment Information

In conjunction with the acquisition of Accession in the third quarter of 2025, the Company realigned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. Beginning in the third quarter of 2025, the Company reports its financial results in the following two reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; and (ii) the Specialty Distribution segment, which consists of our programs, wholesale brokerage and specialty businesses. Our programs businesses which act as MGUs, provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. Our wholesale brokerage businesses underwrite and place excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. Our specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The balances presented for periods prior to December 31, 2025 have been recast to align with the two-segment structure.

Brown & Brown conducts most of its operations within the U.S. International retail operations include businesses based in Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom; specialty distribution operations are in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These operations earned $843 million, $665 million and $527 million of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Intersegment revenues are eliminated.

The Company's chief operating decision maker ("CODM"), the president and chief executive officer, regularly receives total revenue, income before income taxes and earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables ("EBITDAC"). The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. The Company's CODM does not use segment assets to make resource allocation decisions; therefore, they have not been presented.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Year Ended December 31, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$3,406	$2,409	$5,815
Reconciliation of revenues
Other (1)			87
Total consolidated revenues			$5,902
Less: (2)
Employee compensation and benefits	1,848	919
Other operating expenses	563	458
(Gain)/loss on disposal	2	—
Depreciation and amortization	250	112
Interest expense	28	38
Change in estimated acquisition earn-out payables	8	17
Segment Income before income taxes	$707	$865	$1,572
Reconciliation of income before income taxes
Other (1)			(201)
Consolidated Income before income taxes			$1,371

	Year Ended December 31, 2024
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,729	$2,016	$4,745
Reconciliation of revenues
Other (1)			60
Total consolidated revenues			$4,805
Less: (2)
Employee compensation and benefits	1,462	772
Other operating expenses	449	382
(Gain)/loss on disposal	(3)	(28)
Depreciation and amortization	140	77
Interest expense	71	41
Change in estimated acquisition earn-out payables	8	(6)
Segment Income before income taxes	$602	$778	$1,380
Reconciliation of income before income taxes
Other (1)			(77)
Consolidated Income before income taxes			$1,303

	Year Ended December 31, 2023
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,508	$1,714	$4,222
Reconciliation of revenues
Other (1)			35
Total consolidated revenues			$4,257
Less: (2)
Employee compensation and benefits	1,336	709
Other operating expenses	421	332
(Gain)/loss on disposal	(3)	(141)
Depreciation and amortization	131	69
Interest expense	85	48
Change in estimated acquisition earn-out payables	1	20
Segment Income before income taxes	$537	$677	$1,214
Reconciliation of income before income taxes
Other (1)			(68)
Consolidated Income before income taxes			$1,146

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

The Company operates and/or participates in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company acquired certain of the insurance operations through the acquisition of Accession. Several of the newly acquired entities were consolidated after determining that they qualify as Variable Interest Entities ("VIEs"), and the Company is the primary beneficiary. These entities are required to follow the regulatory requirements of their respective domiciliary governments. Total assets and liabilities of the Company's consolidated VIE insurance operations included on the consolidated balance sheets were $1,153 million and $1,151 million, respectively, as of December 31, 2025. The assets of the consolidated VIE insurance operations can only be used to settle the obligations of the consolidated VIE insurance operations and the creditors and beneficiaries of the liabilities of the consolidated VIE insurance operations do not have recourse to the Company.

The Company purchases reinsurance from other insurance companies to limit total exposure. In addition, the Company cedes insurance risk to other insurance companies and the U.S. government as permitted by the NFIP. The Company’s SCICs are created for customers to insure their risks and manage the costs of their insurance programs. In these arrangements, the Company acts as a fronting insurer and enters into reinsurance treaties, under which the Company has ceded all of the liabilities to customer-owned captive cells through cross collateralization between the cells. The premiums and underwriting exposure related to the Company’s SCIC insurance operations are fully ceded to the customer-owned captive cells such that the Company’s SCIC operations have minimal underwriting risk on a net written basis.

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

The effects of reinsurance on premiums written and earned are as follows:

	2025		2024
(in millions)	Written	Earned	Written	Earned
WNFIC
Direct	$1,078	$1,044	$1,005	$946
Ceded	(1,078)	(1,044)	(1,005)	(946)
Net premiums - WNFIC	—	—	—	—
Captives:
Direct	656	1,023	—	—
Assumed	180	120	153	151
Ceded	(751)	(1,060)	(74)	(74)
Net premiums - Captives	85	83	79	77
Net premiums - Total	$85	$83	$79	$77

WNFIC

All premiums written by the Company under the NFIP are 100.0% ceded to FEMA, for which WNFIC received a 29.1% gross expense allowance from January 1, 2025 through September 30, 2025 and a 28.4% gross expense allowance from October 1, 2025 through December 31, 2025. For the years ended, December 31, 2025 and 2024, the Company ceded $1,075 million and $1,001 million, respectively, of written premiums to FEMA for NFIP policies of $3 million and $4 million, respectively, to highly rated carriers, for excess flood policies.

As of December 31, 2025, the Consolidated Balance Sheets contained Reinsurance recoverable of $167 million and Prepaid reinsurance premiums of $553 million which are related to the WNFIC business. As of December 31, 2024, the Consolidated Balance Sheets contained reinsurance recoverable of $1,525 million and prepaid reinsurance premiums of $520 million. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable for the years ended December 31, 2025 and 2024, as the Company's direct premiums written were 100.0% ceded to two reinsurers. The gross balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, was $167 million as of December 31, 2025 and $1,525 million as of December 31, 2024.

Captives

As of December 31, 2025, the Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $12 million, prepaid reinsurance premiums of $426 million, reinsurance payable of $301 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $501 million and unearned premiums of $499 million. As of December 31, 2024, the Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $12 million, reinsurance payable of $5 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $14 million and unearned premiums of $57 million.

NOTE 17 Equity

Under the authorization from the Company’s board of directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $250 million each (unless otherwise approved by the board of directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

On October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing our total remaining repurchase capacity at that time to approximately $1,500 million of the Company's outstanding common stock.

During 2025, the Company repurchased 1,255,970 shares at an average price of $79.62 for a total of $100 million. During 2024, the Company did not repurchase any shares. At December 31, 2025, the remaining amount authorized by our board of directors for share repurchases was approximately $1,400 million. Under the authorized repurchase programs, the Company has repurchased approximately 21 million shares for an aggregate cost of approximately $848 million between 2014 and 2025.

During 2025, the Company paid a cumulative dividend of $0.62 per share for a total of $193 million. During 2024, the Company paid a cumulative dividend of $0.54 per share for a total of $154 million. On January 21, 2026 the board of directors approved a dividend of $0.165 per share payable on February 11, 2026 to shareholders of record on February 4, 2026.

On June 10, 2025, the Company entered into an Underwriting Agreement with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein, with respect to the offer and sale by the Company of 43,137,254 shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”) at a per share offering price of $102.00 for an aggregate purchase price for net proceeds of $4,315 million after underwriting discounts and fees and expenses. The Company closed the offering of the shares of Common Stock on June 12, 2025. The Company used the net proceeds of the offerings of the shares of Common Stock and the Notes, together with cash on hand, to fund the cash consideration payable under the Merger Agreement and to pay fees and expenses associated with the foregoing.

As part of the consideration for the Accession acquisition, the Company issued approximately $1,045 million of the Common Stock to the selling shareholders, a portion of which is held in escrow, based on the market value of the shares at closing. The number of shares issued was calculated using the Company’s closing stock price of $110.57 per share on June 6, 2025.

Excluding the shares issued to the selling shareholders as consideration for the Accession acquisition, during 2025, the Company issued 271,532 shares valued at $21 million associated with business combinations. During 2024, the Company did not issue shares associated with business combinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Business Combinations — Accession Risk Management Group, Inc., Purchased Customer Accounts — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company acquired RSC Topco, Inc., the holding Company for Accession Risk Management Group, Inc. on August 1, 2025 for an aggregate purchase price of $9,608 million. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including purchased customer accounts and other intangibles of $3,221 million. Purchased customer accounts are recorded at fair value which is determined by calculating the present value of the underlying cash flows expected to be received over the estimated future duration of the acquired customer accounts. The fair value determination of the purchased customer accounts required management to make significant estimates and assumptions related to revenue projections and the selection of discount rates.

Given the high degree of auditor judgment required to evaluate certain assumptions used to estimate the acquisition-date fair value of purchased customer accounts, we identified the evaluation of the revenue projections and discount rates used in the valuation as a critical audit matter. The estimated fair value is sensitive to changes to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue projections and selection of the discount rates for the purchased customer accounts included the following, among others:

•
We tested the effectiveness of controls over the valuation of the purchased customer accounts, including management’s controls over revenue projections and selection of the discount rate.
•
We assessed the reasonableness of management’s revenue projections by comparing the projections to historical results of the acquired business and historical performance of the Company as well as industry and macroeconomic conditions. We also evaluated whether the assumptions used to develop projected revenue estimates were consistent with evidence obtained in other areas of the audit.
•
We involved valuation specialists with specialized skills and knowledge, to assist in the evaluation of the reasonableness of the (1) valuation methodology and (2) discount rates by; (1) testing the source information underlying the determination of the discount rates and developing a range of independent estimates and comparing those to the discount rates selected by management and (2) comparing the weighted average cost of capital (WACC), internal rate of return (IRR), and weighted average return on assets (WARA) to each other to determine if the total consideration paid, cash flow projections, and discount rates, and other inputs/assumptions in the valuation models were consistent with each other and tested the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 11, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Accession Risk Management Group, Inc., Tim Parkman, Inc., NBS Insurance Agency, and 6 of the 39 entities acquired during 2025 with total consideration of less than $50 million each during 2025 as described in Note 3 to the consolidated financial statements, and whose financial statements constitute 11% of total assets (excluding goodwill and intangible assets), 13% of total revenues, and 3% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

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
February 11, 2026

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2025: Accession Risk Management Group, Tim Parkman, Inc., NBS Insurance Agency, and six of the 39 entities acquired with total consideration of less than $50 million each during 2025 (collectively the “2025 Excluded Acquisitions”), whose financial statements constitute less than approximately 11% of total assets, 13% of total revenues, and 3% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2025. Management’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 11, 2026

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief executive officer	R. Andrew Watts Executive vice president, chief financial officer and treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2025.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2025. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

During the fourth quarter of 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2026 (the “2026 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. A copy of our Code of Ethics for our chief executive officer and our senior financial officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our internet website, at www.bbrown.com, and are also available without charge, upon written request directed to Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. Amended and Restated 2019 Stock Incentive Plan	8,891,392	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan, as amended	—
Brown & Brown, Inc. Amended and Restated 1990 Teammate Stock Purchase Plan	1,730,975
Brown & Brown, Inc. Performance Stock Plan	—
Total	10,622,367
Equity compensation plans not approved by shareholders	—

(1)
All of the shares available for future issuance under the Brown & Brown, Inc. Amended and Restated 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, restricted stock units or other stock-based awards.
(2)
The number of securities remaining available of 8,891,392 has been reduced by 1,317,824 to reflect the maximum shares potentially distributed subject to the level of performance obtained for outstanding performance-based grants which may be increased up to 200% of the target or decreased to zero, and 1,943 to reflect the maximum shares potentially distributed subject to the level of performance obtained for outstanding performance-based grants which may be increased up to 150% of the target or decreased to 50%.

The other information required by this item is incorporated herein by reference to the 2026 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

2.1***

Agreement and Plan of Merger, dated June 10, 2025, by and among RSC Topco, Inc, Brown & Brown, Inc., Encore Merger Sub, Inc., and Kelso RSC (Investor), L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 10, 2025).

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 19, 2023).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

4.1**	Description of the Registrant’s capital stock.

4.2	Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 18, 2014).

4.3	Second Supplemental Indenture, dated as of March 11, 2019, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 12, 2019).

4.4	Form of Registrant’s 4.500% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 12, 2019).

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

4.11

Sixth Supplemental Indenture, dated as of June 23, 2025, between Brown & Brown, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 23, 2025).

4.12	Form of Brown & Brown, Inc.’s 4.600% Notes due 2026 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 23, 2025).

4.13	Form of Brown & Brown, Inc.’s 4.700% Notes due 2028 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on June 23, 2025).

4.14	Form of Brown & Brown, Inc.’s 4.900% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Form 8-K filed on June 23, 2025).

4.15	Form of Brown & Brown, Inc.’s 5.250% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Form 8-K filed on June 23, 2025).

4.16	Form of Brown & Brown, Inc.’s 5.550% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Form 8-K filed on June 23, 2025).

4.17	Form of Brown & Brown, Inc.’s 6.250% Notes due 2055 (incorporated by reference to Exhibit 4.8 to Form 8-K filed on June 23, 2025).

10.1(a)*	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.1(b)*

Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Service Agreement, dated as of February 23, 2025, between the Registrant and Stephen P. Hearn (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.3(c)*	Brown & Brown, Inc. Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)*	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.4(f)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.4(g)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

10.4(h)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2021).

10.4(i)*	Form of Restricted Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2021).

10.4(j)*	Form of Performance Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2022).

10.4 (k)*	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 23, 2022).

10.5	Brown & Brown, Inc. Amended and Restated 1990 Teammate Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on July 28, 2025).

10.6

Second Amended and Restated Credit Agreement dated October 27, 2021, among the Registrant JPMorgan Chase Bank, N.A., Bank of America, N.A., Truist Bank and BMO Harris Bank N.A (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 22, 2022).

10.7

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

10.9

Majority Share Purchase Agreement, dated March 7, 2022, between the Company, Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022).

10.10

Amendment Agreement, dated July 1, 2022, to Majority Share Purchase Agreement, dated March 7, 2022, between the Company Brown & Brown UK Holdco Limited, GRP (Jersey) Topco Limited and certain other parties named therein (incorporated by referenced to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2022).

10.11

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

19	Brown & Brown, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K for the year ended December 31, 2024).

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

24**	Powers of Attorney.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1**	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2**	Section 1350 Certification by the Chief Financial Officer of the Registrant.

97	Policy Regarding the Mandatory Recovery of Compensation (incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in inline XBRL, include: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

*** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any exhibits or schedules so furnished.

ITEM 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 11, 2026	By:	/s/ J. Powell Brown
J. Powell Brown
President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; president and chief executive officer (principal executive officer)	February 11, 2026
J. Powell Brown

/s/ R. Andrew Watts	Executive vice president, chief financial officer and treasurer (principal financial officer)	February 11, 2026
R. Andrew Watts

/s/ Paul M. Gallagher	Vice president, controller and chief accounting officer (principal accounting officer)	February 11, 2026
Paul M. Gallagher

*	Chairman of the board	February 11, 2026
J. Hyatt Brown

*	Director	February 11, 2026
Lawrence L. Gellerstedt

*	Director	February 11, 2026
Theodore J. Hoepner

*	Director	February 11, 2026
James S. Hunt

*	Director	February 11, 2026
Toni Jennings

*	Director	February 11, 2026
Joia M. Johnson

*	Director	February 11, 2026
Paul J. Krump

*	Director	February 11, 2026
Timothy R.M. Main

*	Director	February 11, 2026
Bronislaw E. Masojada

*	Director	February 11, 2026
Jaymin B. Patel

*	Director	February 11, 2026
H. Palmer Proctor, Jr.

*	Director	February 11, 2026
Wendell S. Reilly

*	Director	February 11, 2026
Kathleen A. Savio

*By:	/s/ Anthony M. Robinson
Anthony M. Robinson Attorney-in-fact