Form 10-Q
period 2026-03-31
BROWN & BROWN, INC.
filed 2026-04-27
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 24, 2026 was 338,947,841.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
Risks with respect to the acquisition of RSC Topco, Inc. (“RSC” or “Accession”) (the “Transaction”);
•
The possibility that the anticipated benefits, including any anticipated costs savings and strategies, of the Transaction are not realized when expected or at all;
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
•
The effect of natural disasters on our profit-sharing contingent commissions (“Contingents”), insurer capacity or claims expenses within our capitalized captive insurance facilities;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2026	2025
REVENUES
Commissions and fees	$1,880	$1,385
Investment and other income	21	19
Total revenues	1,901	1,404
EXPENSES
Employee compensation and benefits	907	683
Other operating expenses	289	186
(Gain)/loss on disposal	(1)	2
Amortization	116	53
Depreciation	17	11
Interest	99	46
Change in estimated acquisition earn-out payables	5	(4)
Mark-to-market of escrow liability	(64)	—
Total expenses	1,368	977
Income before income taxes	533	427
Income taxes	106	93
Net income before non-controlling interests	427	334
Less: Net income attributable to non-controlling interests	1	3
Net income attributable to the Company	$426	$331
Net income per share:
Basic	$1.27	$1.16
Diluted	$1.06	$1.15

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2026	2025
Net income attributable to the Company	$426	$331
Foreign currency translation (loss)/gain	(82)	124
Comprehensive income attributable to the Company	$344	$455

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,003	$1,079
Fiduciary cash	2,387	2,471
Commission, fees and other receivables	1,576	1,438
Fiduciary receivables	1,574	1,515
Reinsurance recoverable	590	647
Prepaid reinsurance premiums	869	980
Other current assets	456	484
Total current assets	8,455	8,614
Fixed assets, net	370	367
Operating lease assets	263	269
Goodwill	15,076	15,087
Amortizable intangible assets, net	4,782	4,906
Other assets	754	748
Total assets	$29,700	$29,991
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,961	$3,986
Losses and loss adjustment reserve	611	671
Unearned premiums	938	1,053
Accounts payable	873	990
Accrued expenses and other liabilities	695	875
Current portion of long-term debt	1,238	719
Total current liabilities	8,316	8,294
Long-term debt less unamortized discount and debt issuance costs	6,584	6,894
Operating lease liabilities	238	243
Deferred income taxes, net	899	815
Other liabilities	1,050	1,172
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 359 shares and outstanding 335 shares at 2026, issued 357 shares and outstanding 336 shares at 2025, respectively	36	36
Additional paid-in capital	6,165	6,160
Treasury stock, at cost 24 shares at 2026 and 21 shares at 2025, respectively	(1,098)	(848)
Accumulated other comprehensive income	128	210
Non-controlling interests	24	26
Retained earnings	7,358	6,989
Total equity	12,613	12,573
Total liabilities and equity	$29,700	$29,991

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2025	336	$36	$6,160	$(848)	$210	$6,989	$26	$12,573
Net income						426	1	427
Foreign currency translation					(82)			(82)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			6					6
Stock incentive plans	3		20					20
Acquisitions			5					5
Net non-controlling interest acquired (disposed)							(3)	(3)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(26)					(26)
Purchase of treasury stock	(4)			(250)				(250)
Cash dividends paid ($0.165 per share)						(57)		(57)
Balance at March 31, 2026	335	$36	$6,165	$(1,098)	$128	$7,358	$24	$12,613

Balance at December 31, 2024	286	$31	$1,118	$(748)	$(109)	$6,128	$17	$6,437
Net income						331	3	334
Foreign currency translation					124			124
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at March 31, 2025	287	$31	$1,107	$(748)	$15	$6,416	$20	$6,841

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before non-controlling interests	$427	$334
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	116	53
Depreciation	17	11
Non-cash stock-based compensation	26	29
Change in estimated acquisition earn-out payables	5	(4)
Mark-to-market of escrow liability	(64)	—
Deferred income taxes	80	(10)
Net (gain)/loss on sales/disposals of investments, businesses, fixed assets and customer accounts	(1)	2
Payments on acquisition earn-outs in excess of original estimated payables	(15)	—
Other	3	2
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(142)	(180)
Reinsurance recoverable (increase) decrease	57	1,080
Prepaid reinsurance premiums (increase) decrease	110	40
Other assets (increase) decrease	25	35
Losses and loss adjustment reserve increase (decrease)	(60)	(1,081)
Unearned premiums increase (decrease)	(116)	(35)
Accounts payable increase (decrease)	(29)	126
Accrued expenses and other liabilities increase (decrease)	(184)	(195)
Other liabilities increase (decrease)	7	6
Net cash provided by operating activities	262	213
Cash flows from investing activities:
Additions to fixed assets	(21)	(17)
Payments for businesses acquired, net of cash acquired	(17)	(67)
Proceeds from sales of businesses, fixed assets and customer accounts	—	9
Other investing activities	—	(4)
Net cash used in investing activities	(38)	(79)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(76)	(90)
Payments on acquisition earn-outs	(150)	(26)
Payments on long-term debt	(19)	(169)
Borrowings on revolving credit facility	225	150
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(26)	(40)
Purchase of treasury stock	(250)	—
Cash dividends paid	(57)	(43)
Other financing activities	(1)	—
Net cash used in financing activities	(354)	(218)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash	(27)	22
Net decrease in cash, cash equivalents and restricted cash inclusive of fiduciary cash	(157)	(62)
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at beginning of period	3,815	2,502
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at end of period	$3,658	$2,440

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash, cash equivalents and restricted cash inclusive of fiduciary cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into two reportable segments. The Retail segment provides a broad range of risk management products and services to commercial, public and quasi-public entities, and to professional and individual customers. These products and services include property and casualty insurance and reinsurance, employee benefits, private client services, captive solutions, consulting services and financial and wealth solutions, as well as non-insurance warranty services and products through the Retail segment’s automobile and recreational vehicle dealer services (“F&I”) businesses. The Specialty Distribution segment consists of our programs, wholesale brokerage and specialty businesses. The programs businesses, which act as managing general underwriters (“MGUs”), provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. These products and services include specialty property and casualty insurance, financial lines, life and health benefits, reinsurance, travel/accident and health insurance, captive administrative services, warranty services and specialty packages of coverages. The wholesale brokerage business underwrites and places excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. The specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The Company primarily operates as an agent or broker not assuming underwriting risks. However, we also operate and/or participate in various ancillary insurance operations, including: (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (“SCICs”); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive; and (6) an excess of loss layer captive (collectively, the "Captives"). These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company also operates a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) to which premiums and underwriting exposure are ceded, and excess flood policies which are fully reinsured in the private market.

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

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; fiduciary receivables, commissions, fees and other receivables; fiduciary liabilities; accounts payable and accrued expenses and other liabilities, at March 31, 2026, and December 31, 2025, approximate fair value, because of the short-term maturity of these instruments. Acquisition earnout payables and newly acquired intangible assets are measured at fair value using level 3 inputs.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, including removing references to "project stages" and adding the "probable-to-complete recognition threshold." This ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating these new accounting requirements.

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2026
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$845	$424	$(1)	$1,268
Fees (2)	220	160	—	380
Other supplemental commissions (3)	109	4	—	113
Profit-sharing contingent commissions (4)	30	67	—	97
Earned premium (5)	—	22	—	22
Investment income (6)	5	5	8	18
Other income, net (7)	1	—	2	3
Total revenues	$1,210	$682	$9	$1,901

	Three months ended March 31, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$617	$341	$—	$958
Fees (2)	177	89	(1)	265
Other supplemental commissions (3)	97	3	—	100
Profit-sharing contingent commissions (4)	14	29	—	43
Earned premium (5)	—	19	—	19
Investment income (6)	2	5	11	18
Other income, net (7)	—	1	—	1
Total revenues	$907	$487	$10	$1,404

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended March 31,
(in millions)	2026	2025
U.S.	$1,637	$1,174
U.K.	155	140
Other	109	90
Total revenues	$1,901	$1,404

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2026 and December 31, 2025 were as follows:

(in millions)	March 31, 2026	December 31, 2025
Contract assets	$1,014	$908
Contract liabilities	$173	$168

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2025, is due to the timing of policy renewals and contingent accruals in the first quarter.

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

As of March 31, 2026, deferred revenue totaled $173 million and consisted of $132 million and $41 million classified as short term and long term, respectively. As of December 31, 2025, deferred revenue totaled $168 million and consisted of $127 million and $41 million classified as short term and long term, respectively.

During the three months ended March 31, 2026 and 2025, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $13 million and $14 million, consisting of additional variable consideration received on our incentive and Contingents.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $149 million and $143 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, the Company deferred $9 million of incremental cost to obtain customer contracts. The Company recorded expense of $3 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2026.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $175 million and $208 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, the Company had net expense of $32 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Numerator:
Net income attributable to the Company	$426	$331
Less: Net income attributable to unvested awarded performance stock	(5)	(4)
Net income attributable to common shares – basic	$421	$327
Less: Gain on mark-to-market of escrow liability (1)	(64)	—
Net income attributable to common shares – diluted	$357	$327
Denominator:
Weighted average number of common shares outstanding	335	286
Less: Unvested awarded performance stock	(4)	(3)
Weighted average number of common shares outstanding – basic	331	283
Dilutive effect of stock compensation plans	2	2
Dilutive effect of contingently issuable shares (1)	4	—
Weighted average number of shares outstanding – diluted	337	285
Net income per share:
Basic	$1.27	$1.16
Diluted	$1.06	$1.15
(1)
The calculation of diluted net income per share for the three months ended March 31, 2026, excludes the gain on the mark-to-market of escrow liability in the numerator and includes the shares held in escrow in the denominator, in accordance with ASC 260 - Earnings Per Share, which requires this treatment in periods where the combined effect of these adjustments is accretive to earnings.

NOTE 5 Business Combinations

During the three months ended March 31, 2026, the Company acquired the assets and assumed certain liabilities of five insurance intermediaries, all of the stock of one insurance intermediary, and purchased two books of business (customer accounts) for a total of eight acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations (“ASC 805”).

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

Total consideration for acquisition activity during the three months ended March 31, 2026, was $25 million and included gross cash paid of $18 million, initial fair value of earn-out liabilities of $6 million and other payables of $1 million. The Company recorded $43 million of goodwill, $12 million of other identifiable intangible assets and other net liabilities of $30 million in connection with the acquisitions and measurement period adjustments. The weighted average useful life for the acquired purchased customer accounts is 15 years. Certain acquisition-related disclosures have not been presented as the effect of the acquisitions were not material to the Company's financial results.

On August 1, 2025, the Company completed the acquisition of Accession pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for escrowed consideration in the form of cash and shares of the Company’s common stock. Both the cash and shares are held in an escrow account. Escrowed shares, which were issued at the closing of the acquisition, total approximately 4.4 million shares. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, any amounts remaining in the escrow account will be released to the equityholders. The amount of the cash balance will change over time based upon payment of any indemnification obligations of the equityholders associated with the discontinued businesses, as well as dividends paid on the shares and interest income earned on the cash. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement.

The value of the shares and cash in the escrow account is presented within long-term liabilities (other liabilities), and the restricted cash is presented within other assets in the Company's Condensed Consolidated Balance Sheets. The value of the shares placed in escrow changes as the share price of the Company increases or decreases as compared to the value at the start of the applicable reporting period. In accordance with ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging, periodic share value changes will be recorded as a mark-to-market of the escrow liability in the Company's Consolidated Statements of Income. This mark-to-market adjustment is non-cash.

As of March 31, 2026, the total balance of the escrow liability was $552 million, with $288 million in escrowed shares and $268 million in cash, net of reimbursements receivable of $4 million. The fair value of the shares held in escrow are re-evaluated and measured at fair value on a recurring basis as defined in ASC 820 - Fair Value Measurement. The change in fair value of the shares for the three months ended March 31, 2026, resulted in a $64 million decrease to expense.

Acquisition Earn-Out Payables

As of March 31, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Balance as of the beginning of the period	$541	$167
Additions from new acquisitions	6	5
Assumed estimated acquisition earn-out payables	8	—
Payments	(165)	(26)
Subtotal	390	146
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value	(1)	(6)
Interest expense accretion	6	2
Net change in earnings from estimated acquisition earn-out payables	5	(4)
Foreign currency translation adjustments	(2)	1
Balance as of March 31,	$393	$143

Of the $393 million of estimated acquisition earn-out payables as of March 31, 2026, $193 million was recorded as accounts payable and $200 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2026 was $248 million. As of March 31, 2026, the maximum future contingency payments related to all acquisition agreements that include a cap on the potential earnout amount totaled $441 million.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2026 are as follows:

(in millions)	Retail	Specialty Distribution	Total
Balance as of December 31, 2025	$9,173	$5,914	$15,087
Acquisitions	23	4	27
Adjustments during measurement period (1)	13	3	16
Foreign currency translation adjustments	(43)	(11)	(54)
Balance as of March 31, 2026	$9,166	$5,910	$15,076
(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$6,966	$(2,166)	$4,800	$6,852	$(2,037)	$4,815
Foreign currency translation adjustments	(23)	5	(18)	103	(12)	91
Total	$6,943	$(2,161)	$4,782	$6,955	$(2,049)	$4,906

Estimated amortization expense for intangible assets for each of the next five years is as follows:

(in millions)
2026 (Remainder)	$342
2027	439
2028	433
2029	413
2030	402
Thereafter	2,753
Total	$4,782

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2026 periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	$163	$169
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	400
Current portion of 5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	325	100
Current portion of 5-year term loan facility expires 2027	350	50
Total current portion of long-term debt	1,238	719
Long-term debt:
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	500
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	800
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	500
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	1,000
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	1,000
Total notes	6,650	6,650
Credit agreements:
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	—	313
Total credit agreements	—	313
Unamortized portion of debt discounts related to note agreements (contra)	(18)	(18)
Debt issuance costs (contra)	(48)	(51)
Total long-term debt, less unamortized discount and debt issuance costs	6,584	6,894
Current portion of long-term debt	1,238	719
Total debt	$7,822	$7,613

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of March 31, 2026 and December 31, 2025, the aggregate outstanding balance of these Notes was $4,200 million exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of March 31, 2026 and December 31, 2025.

Credit agreements: The Company has credit agreements that include term loans and a Revolving Credit Facility of $800 million, all having similar terms and covenants. The outstanding balance on the term loans was $513 million and $532 million as of March 31, 2026 and December 31, 2025, respectively. There was an outstanding balance of $325 million on the Revolving Credit Facility as of March 31, 2026, and $100 million outstanding as of December 31, 2025.

The Company is required to maintain certain financial ratios and comply with certain other covenants related to the outstanding credit agreements. The Company was in compliance with all such covenants as of March 31, 2026 and December 31, 2025.

At March 31, 2026, the one month term SOFR Rate for the term loan due October 2026 and the term loan due March 2027 was 3.768%. The one month term SOFR Rate on the Revolving Credit Facility due October 2026 was 3.767% as of March 31, 2026. These SOFR rates are inclusive of a 0.100% credit-spread adjustment per the terms of the relevant agreements.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$400	$401	$400	$402
Long-term debt	$6,632	$6,433	$6,632	$6,600

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease assets	$263	$269
Total assets		263	269
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	59	62
Non-current operating lease liabilities	Operating lease liabilities	238	243
Total liabilities		$297	$305

The components of lease cost for operating leases were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Operating leases:
Lease cost	$21	$14
Variable lease cost	1	1
Total lease cost net	$22	$15

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2026 were:

Weighted average remaining lease term in years	5.8
Weighted average discount rate	4.1%

Maturities of operating lease liabilities by fiscal year at March 31, 2026 for the Company's operating leases are as follows:

(in millions)	Operating leases
2026 (Remainder)	$53
2027	69
2028	56
2029	45
2030	37
Thereafter	72
Total undiscounted lease payments	332
Less: imputed interest	35
Present value of lease payments	$297

Supplemental cash flow information for operating leases is as follows:

	Three months ended March 31,
(in millions)	2026	2025
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$21	$16
Right-of-use assets obtained in exchange for new operating liabilities	$7	$6

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the three months ended March 31, 2026, the Company had an impact of $27 million from foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash reported on its Condensed Consolidated Statements of Cash Flows due to the change in currency exchange rates.

Cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in millions)	2026	2025
Cash paid during the period for:
Interest	$53	$58
Income taxes, net of refunds	$14	$14

Significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in millions)	2026	2025
Other payables issued for acquisitions and purchased customer accounts	$1	$4
Estimated acquisition earn-out payables issued for acquisitions	$6	$5
Assumed acquisition earn-out payables	$8	$—

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

	Balance as of March 31,
(in millions)	2026	2025
Table to reconcile cash, cash equivalents and restricted cash inclusive of fiduciary cash
Cash and cash equivalents	$1,003	$669
Fiduciary cash	2,387	1,771
Restricted cash	268	—
Total cash, cash equivalents and restricted cash inclusive of fiduciary cash at the end of the period	$3,658	$2,440

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

The Company continues to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and; therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers and other factors, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

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

The balances presented for the three months ended March 31, 2025 have been recast to align with the two-segment structure.

Brown & Brown conducts most of its operations within the U.S. International retail operations include businesses based in Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom; specialty distribution operations are in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These international operations earned $264 million and $230 million of total revenues for the three months ended March 31, 2026 and 2025, respectively.

The Company's chief operating decision maker ("CODM"), the president and chief executive officer, regularly receives segment information on total revenue, organic revenue growth, the growth in Contingents, income before income taxes and earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables ("EBITDAC"). The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. The Company's CODM does not use segment assets to make resource allocation decisions; therefore, they have not been presented.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended March 31, 2026
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$1,210	$682	$1,892
Reconciliation of revenues
Other (1)			9
Total consolidated revenues			$1,901
Less: (2)
Employee compensation and benefits	614	273
Other operating expenses	178	137
(Gain)/loss on disposal	(1)	—
Depreciation and amortization	83	49
Interest expense	8	8
Change in estimated acquisition earn-out payables	11	(6)
Segment Income before income taxes	$317	$221	$538
Reconciliation of income before income taxes
Other (1)			(5)
Consolidated Income before income taxes			$533

	Three months ended March 31, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$907	$487	$1,394
Reconciliation of revenues
Other (1)			10
Total consolidated revenues			$1,404
Less: (2)
Employee compensation and benefits	447	199
Other operating expenses	122	91
(Gain)/loss on disposal	2	—
Depreciation and amortization	43	20
Interest expense	15	9
Change in estimated acquisition earn-out payables	(6)	2
Segment Income before income taxes	$284	$166	$450
Reconciliation of income before income taxes
Other (1)			(23)
Consolidated Income before income taxes			$427
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

The Company operates and/or participates in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company acquired certain of the insurance operations through the acquisition of Accession. Several of the newly acquired entities were consolidated after determining that they qualify as Variable Interest Entities ("VIEs"), and the Company is the primary beneficiary. These entities are required to follow the regulatory requirements of their respective domiciliary governments. Total assets and liabilities of the Company's consolidated VIE insurance operations included on the consolidated balance sheets were $1,003 million each, as of March 31, 2026. The assets of the consolidated VIE insurance operations can only be used to settle the obligations of the consolidated VIE insurance operations and the creditors and beneficiaries of the liabilities of the consolidated VIE insurance operations do not have recourse to the Company.

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

The quota share captive participates in risk sharing on policies placed by certain of our MGU businesses that currently underwrite property insurance for earthquake and wind exposed properties. A large portion of written premiums are ceded to reinsurance companies, limiting, but not fully eliminating the Company's exposure to underwriting losses.

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

The effects of reinsurance on premiums written and earned are as follows:

	Three months ended March 31, 2026
(in millions)	Written	Earned
WNFIC:
Direct	$221	$267
Ceded	(221)	(267)
Net premiums - WNFIC	—	—
Captives:
Direct	69	113
Assumed	37	61
Ceded	(88)	(152)
Net premiums - Captives	18	22
Net premiums - Total	$18	$22

WNFIC

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 28.4% gross expense allowance from January 1, 2026 through March 31, 2026. For the same period, the Company ceded $220 million of written premiums to FEMA for NFIP policies and $1 million to highly rated carriers for excess flood policies.

As of March 31, 2026, the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $125 million and prepaid reinsurance premiums of $507 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2026 through March 31, 2026, as the Company's direct premiums written were 100% ceded to two reinsurers. The gross balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of March 31, 2026 was $125 million.

Captives

As of March 31, 2026, the Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $10 million, prepaid reinsurance premiums of $362 million, reinsurance payable of $233 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $486 million and unearned premiums of $431 million.

NOTE 14 Equity

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

On February 12, 2026, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $250 million of the Company's common stock. The program ended on March 9, 2026 and during the period, the Company received a total of 3,574,890 shares of the Company's common stock. At March 31, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $1,150 million.

During the first quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on January 21, 2026 and paid on February 11, 2026 for a total of $57 million. On April 27, 2026, the board of directors approved a quarterly cash dividend of $0.165 per share to be paid on May 20, 2026.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the two discussions should be read together.

GENERAL

Company Overview — First Quarter of 2026

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

We are a diversified insurance agency, wholesale brokerage, insurance programs, specialty insurance business and service organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales or payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control. We also participate in captive insurance facilities for the purpose of having additional capacity to place coverage, driving additional revenues and to participate in underwriting results, and to limit the Company's exposure to claims expenses through reinsurance or by only participating in certain tranches of the underwriting. We also operate registered insurance companies to support our national flood insurance program and to support our cross-collateralized segregated captive cell businesses. We do not participate in earnings of the collateralized segregated captive cells.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a reduction of purchased limits, or the occurrence of catastrophic weather events all affect our revenues. For example, higher levels of inflation, an increase in the value of insurable exposure units or a general decline in economic activity, could increase or decrease the value of insurable exposure units. Furthermore, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, we have grown our revenues as a result of our focus on new business, customer retention and acquisitions. We foster a strong, decentralized sales and service culture, which enables responsiveness to changing business conditions and drives accountability for results.

The term “core commissions and fees” excludes Contingents; and therefore, it represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The net change in core commissions and fees reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units, deductibles or insured limits; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; (iv) the net change in fees paid to us by our customers and (v) any businesses acquired or disposed of.

We also earn Contingents, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent underwriting year, based upon the prior year(s) underwriting results, but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until it is received. Over the last three years, annual Contingents have averaged approximately 4.4% of total commissions and fee revenues.

Fee revenues primarily relate to services other than securing coverage for our customers, and for fees negotiated in lieu of commissions. Fee revenues are generated by: (i) our Specialty Distribution segment, which earns fees primarily for the issuance of insurance policies on behalf of insurance carriers and (ii) our Retail segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, in our F&I businesses where we earn fees for assisting our customers with creating and selling warranty and service risk management programs and fees for Medicare Set-aside services, Social Security disability services and Medicare benefits advocacy services. Annual fee revenues as a percentage of our total commissions and fees, represented 22.2% in 2025 and 21.1% in 2024.

For the three months ended March 31, 2026, our total commissions and fees growth rate was 35.7%. Our consolidated Organic Revenue growth rate was flat and our Organic Revenue with Contingents growth rate was 2.2%.

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

Income before income taxes for the three months ended March 31, 2026 increased from the first quarter of 2025 by $106 million or 24.8%, driven by increased Contingents, leveraging our expense base, acquisitions completed in the past twelve months and the change in mark-to-market of escrow liability. This growth was partially offset by Acquisition/Integration Costs and the change in estimated acquisition earn-out payables.

Information Regarding Non-GAAP Financial Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of the SEC rules: Organic Revenue, Organic Revenue with Contingents, EBITDAC, EBITDAC Margin, EBITDAC - Adjusted and EBITDAC Margin - Adjusted. We present these measures because we believe such information is of interest to the investment community. We believe they provide additional meaningful methods to evaluate the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis due to the impact of certain items that have a high degree of variability, that we believe are not indicative of ongoing performance and that are not easily comparable from period to period. This non-GAAP financial information should be considered in addition to, not in lieu of, the Company’s consolidated income statements and balance sheets as of the relevant date. Consistent with Regulation G, a description of such information is provided below and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations - Segment Information.”

We view Organic Revenue and Organic Revenue growth (including Organic Revenue with Contingents and its growth) as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our two segments, because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year, and that are expected to continue in the future. We also view EBITDAC, EBITDAC - Adjusted, EBITDAC Margin and EBITDAC Margin - Adjusted as important indicators when assessing and evaluating our performance, as they present more comparable measurements of our operating margins in a meaningful and consistent manner. As disclosed in our most recent proxy statement, we use Organic Revenue growth, and EBITDAC Margin - Adjusted as key performance metrics for our short-term and long-term incentive compensation plans for executive officers and other key employees.

Non-GAAP Revenue Measures

•
Organic Revenue is our core commissions and fees less: (i) the core commissions and fees earned for the first twelve months by newly acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); (iii) Foreign Currency Translation (as defined below) and (iv) the Litigation-Related Impact. The term “core commissions and fees” excludes Contingents; and therefore, represents the revenues earned directly from specific insurance policies sold and specific fee-based services rendered. Growth of Organic Revenue can be expressed as a dollar amount or a percentage rate.
•
Organic Revenue with Contingents is Organic Revenue plus Organic Contingents (as defined below). Growth of Organic Revenue with Contingents can be expressed as a dollar amount or a percentage rate.

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
•
“Litigation-Related Impact” means the core commissions and fees attributable to (i) the loss of specifically identified customer accounts and (ii) new business generated in the prior year by certain former employees, in each case in connection with the conduct of a competitor that is the subject of pending litigation in multiple jurisdictions.
•
“Organic Contingents” are Contingents, less (i) Contingents earned for the first twelve months by newly acquired stand-alone operations and (ii) Contingents earned from divested stand-alone operations (Contingents generated from stand-alone operations sold or terminated during the comparable period).

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the first quarter of 2026, we acquired 725 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2025. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas is subject to uncertainty, because it requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended March 31,
(in millions, except percentages)	2026	2025	% Change
REVENUES
Core commissions and fees	$1,783	$1,342	32.9%
Profit-sharing contingent commissions	97	43	125.6%
Investment and other income	21	19	10.5%
Total revenues	1,901	1,404	35.4%
EXPENSES
Employee compensation and benefits	907	683	32.8%
Other operating expenses	289	186	55.4%
(Gain)/loss on disposal	(1)	2	(150.0%)
Amortization	116	53	118.9%
Depreciation	17	11	54.5%
Interest	99	46	115.2%
Change in estimated acquisition earn-out payables	5	(4)	NMF
Mark-to-market of escrow liability	(64)	—	NMF
Total expenses	1,368	977	40.0%
Income before income taxes	533	427	24.8%
Income taxes	106	93	14.0%
Net income before non-controlling interests	427	334	27.8%
Less: Net income attributable to non-controlling interests	1	3
Net income attributable to the Company	$426	$331	28.7%
Income Before Income Taxes Margin (1)	28.0%	30.4%
EBITDAC - Adjusted (2)	$731	$535	36.6%
EBITDAC Margin - Adjusted (2)	38.5%	38.1%
Organic Revenue growth rate (2)	0.0%	6.5%
Organic Revenue with Contingents growth rate (2)	2.2%	5.9%
Employee compensation and benefits relative to total revenues	47.7%	48.6%
Other operating expenses relative to total revenues	15.2%	13.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including Contingents and earned premiums, for the three months ended March 31, 2026 increased $495 million to $1,880 million, or 35.7%, over the same period in 2025. Core commissions and fees revenue for the first quarter of 2026 increased $441 million or 32.9%, composed of: (i) $435 million from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase from the impact of Foreign Currency Translation of $19 million and an offsetting decrease from (iii) $3 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months and (iv) $10 million related to the Litigation-Related Impact. Contingents for the first quarter of 2026 increased by $54 million, or 126%, compared to the same period in 2025. This increase was driven primarily by (i) improved underwriting results for our carrier partners, growth in premium volume and qualifying for certain Contingents that we did not qualify for in the prior year and (ii) recent acquisitions. The Organic Revenue with Contingents growth rate was 2.2% driven by the increase in Organic Contingents.

Investment and Other Income

Investment and other income for the three months ended March 31, 2026 increased $2 million from the same period in 2025. The increase was driven primarily by acquisitions that had no comparable investment and other income in the same period of 2025, substantially offset by lower average interest rates as compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 47.7% for the three months ended March 31, 2026 as compared to 48.6% for the three months ended March 31, 2025, an increase of 32.8%, or $224 million. This increase included $241 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2025. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2026 and 2025 decreased by $17 million. This underlying employee compensation and benefits expense decrease was primarily related to: (i) lower non-cash stock-based compensation expense driven by the company's performance; (ii) a decrease in claims costs within our self-insured health plan; (iii) a decrease in commissions, base compensation and bonuses driven by the Litigation-Related Impact; partially offset by (iv) an increase in staff costs attributable to new hires and annual compensation increases.

Other Operating Expenses

Other operating expenses represented 15.2% of total revenues for the first quarter of 2026, as compared to 13.2% for the first quarter of 2025. Other operating expenses for the first quarter of 2026 increased $103 million, or 55.4%, from the same period of 2025. This change includes: (i) $95 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2025; (ii) $26 million of Acquisition/Integration Costs associated with the Transaction, $20 million of which is included in the $95 million related to acquisitions that had no comparable costs in the same period of 2025; and (iii) increased information technology-related costs.

(Gain)/Loss on Disposal

Gain on disposal for the first quarter of 2026 increased $3 million from the first quarter of 2025. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2026 increased $63 million, or 118.9%, compared to the first quarter of 2025. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the first quarter of 2026 increased $6 million, or 54.5%, compared to the first quarter of 2025. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the first quarter of 2026 increased $53 million, or 115.2%, compared to the first quarter of 2025. The increase is due to higher debt balances resulting from debt issuance in the second quarter of 2025 to fund the Transaction, which was partially offset by decreases in the floating rate benchmark used on our adjustable-rate debt.

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

As of March 31, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Change in fair value	$(1)	$(6)
Interest expense accretion	6	2
Net change in earnings from estimated acquisition earn-out payables	$5	$(4)

For the three months and three months ended March 31, 2026, the fair value of estimated earn-out payables was re-evaluated and resulted in decreases of $1 million and $6 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income.

As of March 31, 2026, estimated acquisition earn-out payables totaled $393 million, of which $193 million was recorded as accounts payable and $200 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2026 and 2025 was 19.9% and 21.8%, respectively. The decrease for the three months ended March 31, 2026 was primarily driven by the non-taxable treatment of the mark-to-market of escrow liability.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate two reportable segments: Retail and Specialty Distribution. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income consists primarily of miscellaneous income; and therefore, it can fluctuate between comparable periods. As such, management primarily focuses on Organic Revenue growth, the growth in Contingents and EBITDAC Margin when evaluating the operational efficiency of a segment.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended March 31, 2026 and 2025, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended March 31, 2026, including by segment, are as follows:

2026	Retail (1)		Specialty Distribution		Total
(in millions)	2026	2025	2026	2025	2026	2025
Commissions and fees	$1,203	$904	$677	$481	$1,880	$1,385
Total change	$299		$196		$495
Total growth %	33.1%		40.7%		35.7%
Contingents	$(30)	$(14)	$(67)	$(29)	$(97)	$(43)
Core commissions and fees	$1,173	$890	$610	$452	$1,783	$1,342
Acquisitions	(270)		(165)		(435)
Dispositions		(1)		(2)		(3)
Foreign Currency Translation		15		4		19
Litigation-Related Impact		(10)		—		(10)
Organic Revenue (2)	$903	$894	$445	$454	$1,348	$1,348
Organic Revenue growth (2)	$9		$(9)		—
Organic Revenue growth rate (2)	1.0%		(2.0)%		0.0%

Organic Contingents	$17	$14	$57	$29	$74	$43
Organic Revenue with Contingents (2)	$920	$908	$502	$483	$1,422	$1,391
Organic Revenue with Contingents growth (2)	$12		$19		$31
Organic Revenue with Contingents growth rate (2)	1.3%		3.9%		2.2%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended March 31, 2025 and 2024, including by segment, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended March 31, 2025, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$904	$804	$481	$433	$1,385	$1,237
Total change	$100		$48		$148
Total growth %	12.4%		11.1%		12.0%
Contingents	$(14)	$(14)	$(29)	$(32)	$(43)	$(46)
Core commissions and fees	$890	$790	$452	$401	$1,342	$1,191
Acquisitions	(72)		(7)		(79)
Dispositions		(3)		—		(3)
Foreign Currency Translation		(1)		(1)		(2)
Litigation-Related Impact		—		—		—
Organic Revenue (2)	$818	$786	$445	$400	$1,263	$1,186
Organic Revenue growth (2)	$32		$45		$77
Organic Revenue growth rate (2)	4.1%		11.3%		6.5%

Organic Contingents	$13	$14	$29	$32	$42	$46
Organic Revenue with Contingents (2)	$831	$800	$474	$432	$1,305	$1,232
Organic Revenue with Contingents growth (2)	$31		$42		$73
Organic Revenue with Contingents growth rate (2)	3.9%		9.7%		5.9%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

`

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2026, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$1,210	$682	$9	$1,901
Income before income taxes	317	221	(5)	533
Income Before Income Taxes Margin(1)	26.2%	32.4%	NMF	28.0%
Amortization	73	43	—	116
Depreciation	10	6	1	17
Interest	8	8	83	99
Change in estimated acquisition earn-out payables	11	(6)	—	5
EBITDAC(2)	419	272	79	770
EBITDAC Margin(2)	34.6%	39.9%	NMF	40.5%
(Gain)/loss on disposal	(1)	—	—	(1)
Acquisition/Integration Costs	18	6	2	26
Mark-to-market of escrow liability	—	—	(64)	(64)
EBITDAC - Adjusted(2)	$436	$278	$17	$731
EBITDAC Margin - Adjusted(2)	36.0%	40.8%	NMF	38.5%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended March 31, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$907	$487	$10	$1,404
Income before income taxes	284	166	(23)	427
Income Before Income Taxes Margin(1)	31.3%	34.1%	NMF	30.4%
Amortization	37	16	—	53
Depreciation	6	4	1	11
Interest	15	9	22	46
Change in estimated acquisition earn-out payables	(6)	2	—	(4)
EBITDAC(2)	336	197	—	533
EBITDAC Margin(2)	37.0%	40.5%	NMF	38.0%
(Gain)/loss on disposal	2	—	—	2
Acquisition/Integration Costs	—	—	—	—
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(2)	$338	$197	$—	$535
EBITDAC Margin - Adjusted(2)	37.3%	40.5%	NMF	38.1%

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

Financial information relating to our Retail segment is as follows:

	Three months ended March 31,
(in millions, except percentages)	2026	2025	% Change
REVENUES
Core commissions and fees	$1,173	$891	31.6%
Profit-sharing contingent commissions	30	14	114.3%
Investment and other income	7	2	250.0%
Total revenues	1,210	907	33.4%
EXPENSES
Employee compensation and benefits	614	447	37.4%
Other operating expenses	178	122	45.9%
(Gain)/loss on disposal	(1)	2	150.0%
Amortization	73	37	97.3%
Depreciation	10	6	66.7%
Interest	8	15	(46.7%)
Change in estimated acquisition earn-out payables	11	(6)	NMF
Total expenses	893	623	43.3%
Income before income taxes	$317	$284	11.6%
Income Before Income Taxes Margin (1)	26.2%	31.3%
EBITDAC - Adjusted (2)	$436	$338	29.0%
EBITDAC Margin - Adjusted (2)	36.0%	37.3%
Organic Revenue growth rate (2)	1.0%	4.1%
Organic Revenue with Contingents growth rate (2)	1.3%	3.9%
Employee compensation and benefits relative to total revenues	50.7%	49.3%
Other operating expenses relative to total revenues	14.7%	13.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended March 31, 2026 increased 33.4%, or $303 million, as compared to the same period in 2025, to $1,210 million. The $282 million increase in core commissions and fees revenue was driven by: (i) approximately $270 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase of $9 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $15 million; (iv) an offsetting decrease of $1 million related to commissions and fees recorded in 2025 from businesses since divested; and (v) an offsetting decrease of $10 million related to the Litigation-Related Impact. Contingents for the first quarter of 2026 increased $16 million to $30 million, as compared to the same period in 2025. This increase was due to acquisitions completed within the last twelve months. The Retail segment’s total commissions and fees increased by 32.9%. The Organic Revenue growth rate was 1.0% and the Organic Revenue with Contingents growth rate was 1.3% for the first quarter of 2026. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Growth for renewal business was moderated by slowing rate increases, rate decreases for certain lines of coverage, and a change to the revenue model in our specialty pharmacy consulting business.

Income before income taxes for the three months ended March 31, 2026 increased 11.6%, or $33 million, as compared to the same period in 2025, to $317 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense and (ii) the profit associated with the net increase in revenue as described above, partially offset by (iii) an increase in estimated acquisition earn-out payables, (iv) an increase in amortization expense; and (v) Acquisition/Integration Costs.

EBITDAC - Adjusted for the three months ended March 31, 2026 increased 29.0%, or $98 million, as compared to the same period in 2025, to $436 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2026 decreased to 36.0% from 37.3% in the same period in 2025. The decrease in EBITDAC Margin - Adjusted was primarily driven by:(i) the timing of revenues and profit associated with certain recent acquisitions which was partially offset by; (ii) leveraging our expense base; and (ii) lower compensation as a result of teammate defections associated with our pending litigation with a start-up US broker.

Specialty Distribution Segment

The Specialty Distribution Segment is composed of three divisions; our programs business, known as Arrowhead Programs; our wholesale brokerage business, known as Bridge Specialty Group; and our specialty program business, known as Arrowhead Specialty.

Arrowhead Programs manages a diverse portfolio of professional liability, personal lines, commercial lines, public entity and specialty programs supported by over 100 well-capitalized insurance carriers. In most cases, the insurance carriers that support these programs have delegated underwriting and, in many instances, claims-handling authority. These programs are generally distributed through a global network of independent agents and brokers, including Brown & Brown retail agents, and offer targeted products and services designed for businesses, individuals, specific industries, trade groups, professions, public entities, municipalities, and niche markets. This division also operates our write-your-own flood insurance carrier, WNFIC and participates in a quota share captive and an excess of loss layer captive. WNFIC’s underwriting business consists of policies written on behalf of and fully ceded to the NFIP, as well as excess flood policies, which are fully reinsured in the private market.

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

Arrowhead Specialty offers solutions across affinity organizations, administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

Arrowhead Programs' and Arrowhead Specialty's captives businesses provide additional underwriting capacity that enables growth in core commissions and fees and allow us to participate in underwriting results with limited exposure to claims expenses. The Company has traditionally participated in underwriting profits through Contingents. These captives purchase reinsurance or participate in limited tranches of the underwriting risk in order to limit the Company's exposure to claims expenses.

Approximately 81% of the Specialty Distribution segment’s commissions and fees revenue is commission based.

Financial information relating to our Specialty Distribution segment is as follows:

	Three months ended March 31,
(in millions, except percentages)	2026	2025	% Change
REVENUES
Core commissions and fees	$610	$452	35.0%
Profit-sharing contingent commissions	67	29	131.0%
Investment and other income	5	6	(16.7)%
Total revenues	682	487	40.0%
EXPENSES
Employee compensation and benefits	273	199	37.2%
Other operating expenses	137	91	50.5%
(Gain)/loss on disposal	—	—	—%
Amortization	43	16	168.8%
Depreciation	6	4	50.0%
Interest	8	9	(11.1)%
Change in estimated acquisition earn-out payables	(6)	2	400.0%
Total expenses	461	321	43.6%
Income before income taxes	$221	$166	33.1%
Income Before Income Taxes Margin (1)	32.4%	34.1%
EBITDAC - Adjusted (2)	$278	$197	41.1%
EBITDAC Margin - Adjusted (2)	40.8%	40.5%
Organic Revenue growth rate (2)	(2.0%)	11.3%
Organic Revenue with Contingents growth rate (2)	3.9%	9.7%
Employee compensation and benefits relative to total revenues	40.0%	40.9%
Other operating expenses relative to total revenues	20.1%	18.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Specialty Distribution segment’s total revenues for the three months ended March 31, 2026 increased 40.0%, or $195 million, as compared to the same period in 2025, to $682 million. The $158 million increase in core commissions and fees revenue was driven by: (i) approximately $165 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; and (ii) an increase from the impact of Foreign Currency Translation of $4 million; partially offset by: (iii) a $9 million decrease in net new business, renewal business, and fee revenues; and (iv) a $2 million decline in core commission and fees revenue from dispositions that had no comparable revenues in the same period of 2026. Contingents for the first quarter of 2026 increased approximately $38 million as compared to the first quarter of 2025. This increase is a result of favorable loss ratios, increased premiums, and to a lesser extent acquisitions completed in the past twelve months. The Organic Revenue with Contingents growth rate was 3.9% driven by the increase in Organic Contingents.

The Specialty Distribution segment’s total commissions and fees increased by 40.7%, with Organic Revenue decreasing 2.0% and Organic Revenue with Contingents increasing 3.9% for the three months ended March 31, 2026. The Organic Revenue with Contingents growth rate was driven by: (i) increased Contingents; (ii) net new and retained business; (iii) and exposure unit expansion; partially offset by (iv) declining rates on catastrophe ("CAT") property.

Income before income taxes for the three months ended March 31, 2026 increased 33.1%, or $55 million, as compared to the same period in 2025, to $221 million due to: (i) the growth of EBITDAC – Adjusted described below; (ii) a decrease in estimated acquisition earn-out payables; partially offset by: (iii) increased amortization expense; and (iv) Acquisition/Integration Costs.

EBITDAC - Adjusted for the three months ended March 31, 2026 increased 41.1%, or $81 million, from the same period in 2025, to $278 million. EBITDAC Margin - Adjusted for the three months ended March 31, 2026 increased to 40.8% from 40.5% in the same period in 2025. EBITDAC Margin - Adjusted increased due to: (i) the increase in Contingents (ii) the timing of revenues associated with recent acquisitions; and (iii) disciplined expense management.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” line items in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which as of March 31, 2026 provided additional capacity for up to $475 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility and the Loan Agreement, dated March 31, 2022, which provided term loan capacity of $800 million (the “Loan Agreement”), will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $500 million of borrowing capacity, subject to the approval of participating lenders. Additionally, the Company may, subject to satisfaction of certain conditions, including receipt of additional term loan commitments by new or existing lenders, increase either Term Loan Commitment under the existing Loan Agreement or the term loans issued thereunder or issue new tranches of term loans in an aggregate additional amount of up to $400 million. Including the expansion options under all existing credit agreements, the Company has access to up to $1,375 million of incremental borrowing capacity as of March 31, 2026.

Cash and cash equivalents totaled $1,003 million at March 31, 2026 reflecting a decrease of $76 million from the $1,079 million balance at December 31, 2025. This decrease is primarily due to the payment of annual bonus compensation and deferred contingent consideration paid during the quarter offset by our cash generated.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, mark-to-market escrow liability non-cash stock-based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities was 1.02 and 1.04 for March 31, 2026 and December 31, 2025, respectively.

Cash flows generated from operating activities totaled $262 million and $213 million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $49 million. Operating cash flows generated in 2026 included $427 million from net income before non-controlling interests with $167 million of non-cash adjustments, offset by $332 million from changes in working capital. The growth in cash from operations is primarily due to recent acquisitions.

Investing Cash Flows

Cash flows used for investing activities were $38 million and $79 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $41 million.

Acquisitions

During the three months ended March 31, 2026, the Company completed eight acquisitions (including book purchases) and paid $17 million, net of cash, and cash and cash equivalents held in a fiduciary capacity acquired. Net cash paid for acquisitions decreased $50 million in the three months ended March 31, 2026, down from $67 million during the same period in 2025.

Dispositions

The Company received minimal cash proceeds from the sale of businesses, fixed assets and customer accounts during the three months ended March 31, 2026, compared to $9 million proceeds received in the same period in 2025. The decrease is attributed to smaller sales of businesses in the current period.

Capital Expenditures

Capital expenditures amounted to $21 million and $17 million in the three months ended March 31, 2026 and 2025, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Net cash flows used by financing activities totaled $354 million and $218 million in the three months ended March 31, 2026 and 2025, respectively, an increase of $136 million.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect a decrease of $76 million and $90 million in the three months ended March 31, 2026 and 2025, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Payments on acquisition earn-outs related to the original acquisition date estimates totaled $150 million and $26 million in the three months ended March 31, 2026 and 2025, respectively.

Dividends

During the three months ended March 31, 2026 and 2025, the Company paid cash dividends of $57 million and $43 million, respectively, an increase of $14 million, or 32.6%. On April 27, 2026, the board of directors approved a quarterly cash dividend of $0.165 per share to be paid on May 20, 2026.

Debt

Net cash proceeds from long term debt totaled $206 million in the three months ended March 31, 2026, compared to net cash use of $19 million in the same period of 2025.

Total debt at March 31, 2026 was $7,822 million net of unamortized discount and debt issuance costs, which was an increase of $209 million compared to December 31, 2025. The increase includes the drawdown of $225 million on the Revolving Credit Facility and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $3 million, offset by $19 million of payments on outstanding term loan balances.

During the three months ended March 31, 2026, the Company repaid $6 million of principal related to the Second Amended and Restated Credit Agreement term loan through the quarterly scheduled principal payments. The Second Amended and Restated Credit Agreement term loan had an outstanding balance of $163 million as of March 31, 2026. The Company's next scheduled principal payment is due in June 2026 and is equal to $6 million.

During the three months ended March 31, 2026, the Company repaid $13 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”) through quarterly scheduled principal payments. The Term A-2 Loans had an outstanding balance of $350 million as of March 31, 2026. The Company’s next scheduled principal payment is $13 million due in June 2026.

During the first quarter, the Company drew $225 million on the Revolving Credit Facility in connection with a share repurchase program. There is an outstanding balance of $325 million on the Revolving Credit Facility as of March 31, 2026.

Common Stock

On February 12, 2026, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $250 million of the Company's common stock. The program ended on March 9, 2026 and during the period, the Company received a total of 3,574,890 shares of the Company's common stock. At March 31, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $1,150 million.

Contractual Cash Obligations

As of March 31, 2026, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,888	$1,238	$850	$1,500	$4,300
Other liabilities (1)	852	43	602	37	170
Operating leases	366	72	126	87	81
Interest obligations	4,091	373	637	547	2,534
Maximum future acquisition contingent payments (2)	689	303	386	—	—
Total contractual cash obligations (3)	$13,886	$2,029	$2,601	$2,171	$7,085

(1)
Includes the escrow liability which is included within “Other Long-Term Liabilities” issued in connection with the Transaction. The liability reflects the fair value of shares and cash held in escrow to secure certain indemnification obligations of the Accession equityholders related to businesses that are in run-off or discontinued. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement. The fair value of the escrow liability is remeasured at each reporting date, with changes recognized in earnings. The timing and amount of any future settlement remains subject to the achievement of contractual milestones and may vary from the amounts disclosed. The value as of March 31, 2026, was $552 million.
(2)
Includes $393 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of March 31, 2026 is $248 million.
(3)
Does not include approximately $56 million of current liability for a dividend of $0.1650 per share approved by the board of directors on April 27, 2026 to be paid on May 20, 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at March 31, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2026, we had $838 million outstanding under the Second Amended and Restated Credit Agreement and the Loan Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translation exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, euros and, to a lesser extent, other currencies. Based upon our foreign currency rate exposure as of March 31, 2026, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2026. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2026, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
January 1, 2026 to January 31, 2026	—	$—	—	$1,400
February 1, 2026 to February 28, 2026	3,353,268	69.90	2,984,184	1,191
March 1, 2026 to March 31, 2026	590,844	69.93	590,706	1,150
Total	3,944,112	$69.90	3,574,890	$1,150

(1)
A total of (a) 369,222 shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan, and (b) 3,574,890 shares reported in this column were repurchased at an average price per share of $69.93 for a total cost of $250 million.
(2)
On July 18, 2014, the board of directors authorized the repurchase of up to $200 million of the Company's shares of common stock, on July 20, 2015, the board of directors authorized the repurchase of an additional $400 million of the Company's shares of common stock, on May 1, 2019, the board of directors approved an additional repurchase authorization amount of $373 million and on October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing the total remaining repurchase capacity at that time to approximately $1,500 million. After completing these open market repurchases, the Company’s outstanding board approved share repurchase authorization as of March 31, 2026, was approximately $1,150 million. Between January 1, 2014 and March 31, 2026, the Company repurchased a total of approximately 24 million shares for an aggregate cost of approximately $1,098 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the first quarter of 2026, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

10.1	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 4, 2026).

10.2	Form of Performance Stock Unit Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit10.2 to Form 8-K filed on March 4, 2026).

10.3*	Form of Performance Stock Unit Award Agreement (Non US) under the 2019 Stock Incentive Plan.

10.4*	Form of Restricted Stock Unit Award Agreement (Non US) under the 2019 Stock Incentive Plan.

10.5*	Form of Performance Stock Unit Award Agreement (Non US) under the 2019 Stock Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 27, 2026	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer)