Form 10-Q
period 2026-06-30
BROWN & BROWN, INC.
filed 2026-07-27
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 24, 2026 was 334,610,357.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ, possibly materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
Risks with respect to the acquisition of RSC Topco, Inc. (“RSC” or “Accession”) (the “Transaction”);
•
The possibility that the anticipated benefits, including any anticipated cost savings and strategies, of the Transaction are not realized when expected or at all;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
REVENUES
Commissions and fees	$1,654	$1,249	$3,534	$2,634
Investment and other income	22	36	43	55
Total revenues	1,676	1,285	3,577	2,689
EXPENSES
Employee compensation and benefits	838	640	1,745	1,323
Other operating expenses	271	211	560	398
Loss on disposal	1	—	—	1
Amortization	110	50	226	103
Depreciation	18	11	35	23
Interest	100	51	199	96
Change in estimated acquisition earn-out payables	(40)	11	(34)	7
Mark-to-market of escrow liability	(5)	—	(69)	—
Total expenses	1,293	974	2,662	1,951
Income before income taxes	383	311	915	738
Income taxes	94	77	199	169
Net income before non-controlling interests	289	234	716	569
Less: Net income attributable to non-controlling interests	1	3	2	6
Net income attributable to the Company	$288	$231	$714	$563
Net income per share:
Basic	$0.86	$0.79	$2.14	$1.94
Diluted	$0.84	$0.78	$1.90	$1.93

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to the Company	$288	$231	$714	$563
Foreign currency translation (loss)/gain	(12)	247	(94)	371
Comprehensive income attributable to the Company	$276	$478	$620	$934

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$918	$1,079
Fiduciary cash	2,613	2,471
Commission, fees and other receivables	1,547	1,438
Fiduciary receivables	1,632	1,515
Reinsurance recoverable	591	647
Prepaid reinsurance premiums	850	980
Other current assets	541	484
Total current assets	8,692	8,614
Fixed assets, net	368	367
Operating lease assets	274	269
Goodwill	15,146	15,087
Amortizable intangible assets, net	4,570	4,906
Other assets	837	748
Total assets	$29,887	$29,991
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$4,245	$3,986
Losses and loss adjustment reserve	612	671
Unearned premiums	953	1,053
Accounts payable	807	990
Accrued expenses and other liabilities	683	875
Current portion of long-term debt	413	719
Total current liabilities	7,713	8,294
Long-term debt less unamortized discount and debt issuance costs	7,346	6,894
Operating lease liabilities	248	243
Deferred income taxes, net	925	815
Other liabilities	1,047	1,172
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 359 shares and outstanding 330 shares at 2026, issued 357 shares and outstanding 336 shares at 2025	36	36
Additional paid-in capital	6,189	6,160
Treasury stock, at cost 29 shares at 2026 and 21 shares at 2025	(1,348)	(848)
Accumulated other comprehensive income	116	210
Non-controlling interests	25	26
Retained earnings	7,590	6,989
Total equity	12,608	12,573
Total liabilities and equity	$29,887	$29,991

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2025	336	$36	$6,160	$(848)	$210	$6,989	$26	$12,573
Net income						426	1	427
Foreign currency translation					(82)			(82)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			6					6
Stock incentive plans	3		20					20
Acquisitions			5					5
Net non-controlling interest acquired (disposed)							(3)	(3)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(26)					(26)
Purchase of treasury stock	(4)			(250)				(250)
Cash dividends paid ($0.165 per share)						(57)		(57)
Balance at March 31, 2026	335	$36	$6,165	$(1,098)	$128	$7,358	$24	$12,613
Net income						288	1	289
Foreign currency translation					(12)			(12)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans			19					19
Directors			2					2
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(1)					(1)
Purchase of treasury stock	(4)			(250)				(250)
Cash dividends paid ($0.165 per share)						(56)		(56)
Balance at June 30, 2026	330	$36	$6,189	$(1,348)	$116	$7,590	$25	$12,608

Balance at December 31, 2024	286	$31	$1,118	$(748)	$(109)	$6,128	$17	$6,437
Net income						331	3	334
Foreign currency translation					124			124
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans	1		25					25
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(40)					(40)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at March 31, 2025	287	$31	$1,107	$(748)	$15	$6,416	$20	$6,841
Net income						231	3	234
Foreign currency translation					247			247
Shares issued - employee stock compensation plans:
Employee stock purchase plan			3					3
Stock incentive plans			20					20
Shares issued - public offering	43	4	4,311					4,315
Directors			1					1
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(1)					(1)
Cash dividends paid ($0.15 per share)						(43)		(43)
Balance at June 30, 2025	330	$35	$5,441	$(748)	$262	$6,604	$23	$11,617

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before non-controlling interests	$716	$569
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	226	103
Depreciation	35	23
Non-cash stock-based compensation	49	52
Change in estimated acquisition earn-out payables	(34)	7
Mark-to-market of escrow liability	(69)	—
Deferred income taxes	128	(2)
Net loss on sales/disposals of investments, businesses, fixed assets and customer accounts	—	2
Payments on acquisition earn-outs in excess of original estimated payables	(40)	(1)
Other	8	2
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(143)	(139)
Reinsurance recoverable (increase) decrease	56	1,142
Prepaid reinsurance premiums (increase) decrease	130	(9)
Other assets (increase) decrease	(112)	(11)
Losses and loss adjustment reserve increase (decrease)	(59)	(1,143)
Unearned premiums increase (decrease)	(100)	55
Accounts payable increase (decrease)	(11)	5
Accrued expenses and other liabilities increase (decrease)	(194)	(132)
Other liabilities increase (decrease)	22	15
Net cash provided by operating activities	608	538
Cash flows from investing activities:
Additions to fixed assets	(38)	(32)
Payments for businesses acquired, net of cash acquired	(30)	(161)
Proceeds from sales of businesses, fixed assets and customer accounts	3	10
Other investing activities	(6)	(4)
Net cash used in investing activities	(71)	(187)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	157	119
Payments on acquisition earn-outs	(184)	(45)
Proceeds from long-term debt	—	4,192
Payments on long-term debt	(31)	(188)
Deferred debt issuance costs	(3)	(36)
Borrowings on revolving credit facility	225	150
Payments on revolving credit facility	(50)	(400)
Proceeds from issuance of common stock, net of expenses	—	4,315
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(27)	(41)
Purchase of treasury stock	(500)	—
Cash dividends paid	(112)	(86)
Other financing activities	(1)	1
Net cash (used in) provided by financing activities	(526)	7,981
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash	(27)	85
Net (decrease) increase in cash, cash equivalents and restricted cash inclusive of fiduciary cash	(16)	8,417
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at beginning of period	3,815	2,502
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at end of period	$3,799	$10,919

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; fiduciary receivables, commissions, fees and other receivables; fiduciary liabilities; accounts payable and accrued expenses and other liabilities, at June 30, 2026, and December 31, 2025, approximate fair value, because of the short-term maturity of these instruments. Acquisition earnout payables and newly acquired intangible assets are measured at fair value using level 3 inputs.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 270 - Interim Reporting, adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2026
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$657	$465	$—	$1,122
Fees (2)	226	166	—	392
Other supplemental commissions (3)	31	6	—	37
Profit-sharing contingent commissions (4)	26	59	—	85
Earned premium (5)	—	18	—	18
Investment income (6)	7	7	8	22
Other income, net (7)	—	—	—	—
Total revenues	$947	$721	$8	$1,676

	Three months ended June 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$483	$395	$—	$878
Fees (2)	173	95	—	268
Other supplemental commissions (3)	31	10	—	41
Profit-sharing contingent commissions (4)	7	38	—	45
Earned premium (5)	—	17	—	17
Investment income (6)	3	7	25	35
Other income, net (7)	—	1	—	1
Total revenues	$697	$563	$25	$1,285

	Six months ended June 30, 2026
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$1,502	$891	$—	$2,393
Fees (2)	446	325	—	771
Other supplemental commissions (3)	139	10	—	149
Profit-sharing contingent commissions (4)	56	126	—	182
Earned premium (5)	—	39	—	39
Investment income (6)	11	12	16	39
Other income, net (7)	2	—	2	4
Total revenues	$2,156	$1,403	$18	$3,577

	Six months ended June 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$1,099	$737	$—	$1,836
Fees (2)	350	184	(1)	533
Other supplemental commissions (3)	128	13	—	141
Profit-sharing contingent commissions (4)	22	66	—	88
Earned premium (5)	—	36	—	36
Investment income (6)	4	13	36	53
Other income, net (7)	1	1	—	2
Total revenues	$1,604	$1,050	$35	$2,689

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
U.S.	$1,449	$1,073	$3,086	$2,247
U.K.	168	164	323	304
Other	59	48	168	138
Total revenues	$1,676	$1,285	$3,577	$2,689

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2026 and December 31, 2025 were as follows:

(in millions)	June 30, 2026	December 31, 2025
Contract assets	$964	$908
Contract liabilities	$172	$168

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2025, is due to the timing of policy renewals and contingent accruals in the six months ended June 30, 2026.

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

As of June 30, 2026, deferred revenue totaled $172 million and consisted of $132 million and $40 million classified as short term and long term, respectively. As of December 31, 2025, deferred revenue totaled $168 million and consisted of $127 million and $41 million classified as short term and long term, respectively.

During the six months ended June 30, 2026 and 2025, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $32 million and $22 million, consisting of additional variable consideration received on our incentives and Contingents.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $155 million and $143 million as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026, the Company deferred $19 million of incremental cost to obtain customer contracts. The Company recorded expense of $7 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2026.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $197 million and $208 million as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026, the Company had net expense of $10 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to the Company	$288	$231	$714	$563
Less: Net income attributable to unvested awarded performance stock	(4)	(3)	(9)	(6)
Net income attributable to common shares – basic	$284	$228	$705	$557
Less: Gain on mark-to-market of escrow liability (1)	(5)	—	(69)	—
Net income attributable to common shares – diluted	$279	$228	$636	$557
Denominator:
Weighted average number of common shares outstanding	333	295	334	291
Less: Unvested awarded performance stock	(4)	(3)	(4)	(4)
Weighted average number of common shares outstanding – basic	329	292	330	287
Dilutive effect of stock compensation plans	1	1	1	2
Dilutive effect of contingently issuable shares (1)	4	—	4	—
Weighted average number of shares outstanding – diluted	334	293	335	289
Net income per share:
Basic	$0.86	$0.79	$2.14	$1.94
Diluted	$0.84	$0.78	$1.90	$1.93
(1)
The calculation of diluted net income per share for the three and six months ended June 30, 2026, excludes the gain on the mark-to-market of escrow liability in the numerator and includes the shares held in escrow in the denominator, in accordance with ASC 260 - Earnings Per Share, which requires this treatment in periods where the combined effect of these adjustments is accretive to earnings.

NOTE 5 Business Combinations

During the six months ended June 30, 2026, the Company acquired all of the stock of three insurance intermediaries, purchased the assets and assumed certain liabilities of eight insurance intermediaries, and purchased three books of business (customer accounts) for a total of 14 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC 805 — Business Combinations.

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

The value of the shares and cash held in the escrow account is presented within long-term liabilities (other liabilities), and the restricted cash is presented within other assets in the Company's Condensed Consolidated Balance Sheets. The value of the shares placed in escrow changes as the share price of the Company increases or decreases as compared to the value at the start of the applicable reporting period. In accordance with ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging, periodic share value changes will be recorded as a mark-to-market of the escrow liability in the Company's Consolidated Statements of Income. This mark-to-market adjustment is non-cash.

As of June 30, 2026, the total balance of the escrow liability was $552 million, with $284 million in escrowed shares and $271 million in cash, net of reimbursements receivable of $3 million. The shares held in escrow are measured at fair value on a recurring basis as defined in ASC 820 - Fair Value Measurement. The change in the fair value of the shares during the three and six months ended June 30, 2026, resulted in decreases to expense of $5 million and $69 million, respectively.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the six months ended June 30, 2026 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Other (1)	Measurement Period Adjustments	Total
Business Segment	Retail & Specialty Distribution	Retail & Specialty Distribution
Effective date of acquisition	Various	Various
Cash paid	$44	$(13)	$31
Other payable	1	(19)	(18)
Recorded earn-out payable	8	—	8
Total consideration	53	(32)	21
Maximum potential earn-out payable	18	—	18
Allocation of purchase price:
Cash and cash equivalents, inclusive of fiduciary cash	1	—	1
Commission, fees, and other receivables	—	(29)	(29)
Fiduciary receivables	—	19	19
Other current assets	4	(25)	(21)
Goodwill	31	106	137
Purchased customer accounts and other intangibles (2)	21	(89)	(68)
Other assets	(1)	27	26
Total assets acquired	56	9	65
Fiduciary liabilities	(1)	(20)	(21)
Other current liabilities	—	(24)	(24)
Deferred income tax, net	(2)	12	10
Other liabilities	—	(9)	(9)
Total liabilities assumed	(3)	(41)	(44)
Net assets acquired	$53	$(32)	$21
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition.
(2)
The weighted average useful life of purchased customer accounts is 15 years.

For the six months ended June 30, 2026, adjustments were made within the permitted measurement period that resulted in a net increase to goodwill of $106 million. These measurement-period adjustments have been reflected as current-period adjustments in the six months ended June 30, 2026 in accordance with the guidance in ASC 805. The measurement-period adjustments included a decrease to cash consideration paid of $13 million from a working capital true up payment and a $27 million favorable impact on current-period earnings, recorded to change in estimated acquisition earn-out payables in the Condensed Consolidated Statements of Income.

Acquisition Earn-Out Payables

As of June 30, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Balance as of the beginning of the period	$393	$143	$541	$167
Additions from new acquisitions	2	12	8	17
Assumed estimated acquisition earn-out payables	19	—	27	—
Disposals	(6)	—	(6)	—
Payments	(59)	(20)	(224)	(46)
Subtotal	349	135	346	138
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value	(44)	9	(45)	4
Interest expense accretion	4	2	11	3
Net change in earnings from estimated acquisition earn-out payables	(40)	11	(34)	7
Foreign currency translation adjustments	1	5	(2)	6
Balance as of June 30,	$310	$151	$310	$151

Of the $310 million of estimated acquisition earn-out payables as of June 30, 2026, $136 million was recorded as accounts payable and $174 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2026 was $190 million. The maximum future acquisition contingency payments totaled $371 million, excluding the uncapped earn-out payables, as of June 30, 2026.

NOTE 6 Goodwill

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2026 are as follows:

(in millions)	Retail	Specialty Distribution	Total
Balance as of December 31, 2025	$9,173	$5,914	$15,087
Acquisitions	27	4	31
Adjustments during measurement period (1)	79	27	106
Disposals	(13)	—	(13)
Foreign currency translation adjustments	(52)	(13)	(65)
Balance as of June 30, 2026	$9,214	$5,932	$15,146
(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$6,865	$(2,274)	$4,591	$6,852	$(2,037)	$4,815
Foreign currency translation adjustments	(28)	7	(21)	103	(12)	91
Total	$6,837	$(2,267)	$4,570	$6,955	$(2,049)	$4,906

Estimated amortization expense for intangible assets for each of the next five years is as follows:

(in millions)
2026 (Remainder)	$220
2027	427
2028	422
2029	402
2030	391
Thereafter	2,708
Total	$4,570

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Current portion of long-term debt:
Current portion of 5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.50%, expires June 5, 2031	$13	$—
Current portion of 5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	—	169
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	400
Current portion of 5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	100
Current portion of 5-year term loan facility expires 2027	—	50
Total current portion of long-term debt	413	719
Long-term debt:
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	500
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	800
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	500
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	1,000
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	1,000
Total notes	6,650	6,650
Credit agreements:
3-year term loan facility, periodic interest payments, SOFR plus up to 1.375%, expires June 5, 2029	250	—
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.50%, expires June 5, 2031	237	—
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	—	313
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.30%, plus commitment fees up to 0.20%, expires June 5, 2031	275	—
Total credit agreements	762	313
Unamortized portion of debt discounts related to note agreements (contra)	(17)	(18)
Debt issuance costs (contra)	(49)	(51)
Total long-term debt, less unamortized discount and debt issuance costs	7,346	6,894
Current portion of long-term debt	413	719
Total debt	$7,759	$7,613

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of June 30, 2026 and December 31, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of June 30, 2026 and December 31, 2025.

Credit agreements: On June 5, 2026, the Company entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A.,

Truist Bank and BMO Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, HSBC Bank USA, National Association, Citizens Bank, N.A., The Huntington National Bank, and Barclays Bank PLC as co-documentation agents. The Third Amended and Restated Credit Agreement amended and restated the credit agreement dated October 27, 2021, which amended and restated the prior credit agreement, terminated the Company's existing term loan facility, and refinanced the outstanding borrowings thereunder into new term loan facilities. The agreement increased revolving credit commitments from $800 million to $1.25 billion and extended the maturity date to June 5, 2031. The agreement also provides for a $250 million term loan due June 5, 2029 and a $250 million term loan due June 5, 2031. Total borrowings outstanding under the facilities were approximately $775 million as of June 30, 2026.

The Company is required to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2026 and December 31, 2025.

At June 30, 2026, the one month term SOFR Rate for the term loan due June 2029 and the term loan due June 2031 was 3.644%. The one month term SOFR Rate on the Revolving Credit Facility due June 2031 was 3.644% as of June 30, 2026.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$400	$400	$400	$402
Long-term debt	$6,633	$6,481	$6,632	$6,600

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease assets	$274	$269
Total assets		274	269
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	59	62
Non-current operating lease liabilities	Operating lease liabilities	248	243
Total liabilities		$307	$305

The components of lease cost for operating leases were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating leases:
Lease cost	$20	$16	$41	$30
Variable lease cost	4	2	5	2
Short-term lease cost	1	—	1	—
Operating lease cost	25	18	47	32
Sublease income	(1)	(1)	(1)	(1)
Total lease cost net	$24	$17	$46	$31

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2026 were:

Weighted average remaining lease term in years	6.0
Weighted average discount rate	4.2%

Maturities of the operating lease liabilities by fiscal year at June 30, 2026 for the Company's operating leases are as follows:

(in millions)	Operating leases
2026 (Remainder)	$33
2027	72
2028	61
2029	50
2030	42
Thereafter	92
Total undiscounted lease payments	350
Less: imputed interest	43
Present value of lease payments	$307

Supplemental cash flow information for operating leases is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$20	$17	$41	$33
Right-of-use assets obtained in exchange for new operating liabilities	$24	$9	$31	$15

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in millions)	2026	2025
Cash paid during the period for:
Interest	$198	$90
Income taxes, net of refunds	$150	$268

The increase in interest payments during the six months ended June 30, 2026, was primarily attributable to higher outstanding debt balances incurred to finance the Accession acquisition completed during the third quarter of 2025.

During six months ended June 30, 2025, the Company paid $91 million related to certain federal income tax payments previously deferred from 2024 due to Hurricanes Debby and Milton tax relief.

Significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in millions)	2026	2025
Other payables issued for acquisitions and purchased customer accounts	$(18)	$10
Estimated acquisition earn-out payables issued for acquisitions	$8	$17
Assumed acquisition earn-out payables	$27	$—
Note receivable recorded in connection with the sale of a business	$25	$—

The reconciliation of cash, cash equivalents and restricted cash inclusive of fiduciary cash is as follows:

	Balance as of June 30,
(in millions)	2026	2025
Cash and cash equivalents	$918	$8,893
Fiduciary cash	2,613	2,026
Restricted cash	268	—
Total cash, cash equivalents and restricted cash inclusive of fiduciary cash at the end of the period	$3,799	$10,919

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

NOTE 12 Segment Information

In conjunction with the acquisition of Accession in the third quarter of 2025, the Company aligned its business from three to two segments. As a result of the segment reorganization, the Company consolidated its Programs and Wholesale Brokerage segments into a new Specialty Distribution segment. As a result, beginning in the third quarter of 2025, the Company reports its financial results in the following two reportable segments: (i) the Retail segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses; and (ii) the Specialty Distribution segment, which consists of our programs, wholesale brokerage and specialty businesses. Our programs businesses, which act as MGUs, provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. Our wholesale brokerage businesses underwrite and place excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. Our specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

The balances presented for the three months and six months ended June 30, 2025 have been recast to align with the two-segment structure.

Brown & Brown conducts most of its operations within the U.S. International retail operations include businesses based in Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom; specialty distribution operations are in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These international operations earned $227 million and $212 million of total revenues for the three months ended June 30, 2026 and 2025, respectively and $491 million and $442 million of total revenues for the six months ended June 30, 2026 and 2025, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended June 30, 2026
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$947	$721	$1,668
Reconciliation of revenues
Other (1)			8
Total consolidated revenues			$1,676
Less: (2)
Employee compensation and benefits	514	273
Other operating expenses	174	146
(Gain)/loss on disposal	1	—
Depreciation and amortization	77	50
Interest expense	5	9
Change in estimated acquisition earn-out payables	(30)	(10)
Segment Income before income taxes	$206	$253	$459
Reconciliation of income before income taxes
Other (1)			(76)
Consolidated Income before income taxes			$383

	Three months ended June 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$697	$563	$1,260
Reconciliation of revenues
Other (1)			25
Total consolidated revenues			$1,285
Less: (2)
Employee compensation and benefits	385	202
Other operating expenses	120	98
(Gain)/loss on disposal	—	—
Depreciation and amortization	41	19
Interest expense	15	9
Change in estimated acquisition earn-out payables	9	2
Segment Income before income taxes	$127	$233	$360
Reconciliation of income before income taxes
Other (1)			(49)
Consolidated Income before income taxes			$311
(1)
"Other" includes any income and expenses not allocated to reportable segments and corporate-related items.
(2)
Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Six months ended June 30, 2026
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,156	$1,403	$3,559
Reconciliation of revenues
Other (1)			18
Total consolidated revenues			$3,577
Less: (2)
Employee compensation and benefits	1,128	546
Other operating expenses	354	281
(Gain)/loss on disposal	—	—
Depreciation and amortization	159	100
Interest expense	12	17
Change in estimated acquisition earn-out payables	(19)	(15)
Segment Income before income taxes	$522	$474	$996
Reconciliation of income before income taxes
Other (1)			(81)
Consolidated Income before income taxes			$915

	Six months ended June 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$1,604	$1,050	$2,654
Reconciliation of revenues
Other (1)			35
Total consolidated revenues			$2,689
Less: (2)
Employee compensation and benefits	833	401
Other operating expenses	241	189
(Gain)/loss on disposal	1	—
Depreciation and amortization	85	39
Interest expense	30	18
Change in estimated acquisition earn-out payables	3	4
Segment Income before income taxes	$411	$399	$810
Reconciliation of income before income taxes
Other (1)			(72)
Consolidated Income before income taxes			$738
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

The Company operates and/or participates in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company acquired certain of the insurance operations through the acquisition of Accession. Several of the newly acquired entities were consolidated after determining that they qualify as Variable Interest Entities ("VIEs"), and the Company is the primary beneficiary. These entities are required to follow the regulatory requirements of their respective domiciliary governments. Total assets and liabilities of the Company's consolidated VIE insurance operations included on the consolidated balance sheets were $948 million each, as of June 30, 2026. The assets of the consolidated VIE insurance operations can only be used to settle the obligations of the consolidated VIE insurance operations and the creditors and beneficiaries of the liabilities of the consolidated VIE insurance operations do not have recourse to the Company.

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

The effects of reinsurance on premiums written and earned are as follows:

	Six months ended June 30, 2026
(in millions)	Written	Earned
WNFIC:
Direct	$540	$540
Ceded	(540)	(540)
Net premiums - WNFIC	—	—
Captives:
Direct	145	236
Assumed	105	115
Ceded	(183)	(312)
Net premiums - Captives	67	39
Net premiums - Total	$67	$39

WNFIC

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 28.4% gross expense allowance from January 1, 2026 through June 30, 2026. For the same period, the Company ceded $539 million of written premiums to FEMA for NFIP policies and $1 million to highly rated carriers for excess flood policies.

As of June 30, 2026, the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $131 million and prepaid reinsurance premiums of $554 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2026 through June 30, 2026, as the Company's direct premiums written were 100% ceded to two reinsurers. The gross balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of June 30, 2026 was $131 million.

Captives

As of June 30, 2026, the Condensed Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $17 million, prepaid reinsurance premiums of $296 million, reinsurance payable of $228 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $481 million and unearned premiums of $399 million.

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

During the three months ended June 30, 2026, the Company repurchased an additional 4,279,712 shares for $250 million.

At June 30, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $900 million.

During the first quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on January 21, 2026 and paid on February 11, 2026 for a total of $57 million.

During the second quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on April 27, 2026 and paid on May 20, 2026 for a total of $56 million. On July 22, 2026, the board of directors approved a quarterly cash dividend of $0.165 per share to be paid on August 19, 2026.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the two discussions should be read together.

GENERAL

Company Overview — Second Quarter of 2026

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

We also earn Contingents, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent underwriting year, based upon prior year(s) underwriting results, but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until they are received. Over the last three years, Contingents have averaged approximately 4.4% of total commissions and fee revenues.

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

For the three months ended June 30, 2026, our total commissions and fees growth rate was 32.4%. Our consolidated Organic Revenue decreased by 0.7% and our Organic Revenue with Contingents growth rate was 0.7%.

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

Income before income taxes for the three months ended June 30, 2026 increased from the second quarter of 2025 by $72 million or 23.2%, driven by increased Contingents, leveraging our expense base, synergies realized from the acquisition of Accession, acquisitions completed in the past twelve months and the change in estimated acquisition earn-out payables. This growth was partially offset by Acquisition/Integration Costs.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the second quarter of 2026, we acquired 732 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$1,569	$1,204	30.3%	$3,352	$2,546	31.7%
Profit-sharing contingent commissions	85	45	88.9%	182	88	106.8%
Investment and other income	22	36	-38.9%	43	55	-21.8%
Total revenues	1,676	1,285	30.4%	3,577	2,689	33.0%
EXPENSES
Employee compensation and benefits	838	640	30.9%	1,745	1,323	31.9%
Other operating expenses	271	211	28.4%	560	398	40.7%
(Gain)/loss on disposal	1	—	NMF	—	1	NMF
Amortization	110	50	120.0%	226	103	119.4%
Depreciation	18	11	63.6%	35	23	52.2%
Interest	100	51	96.1%	199	96	107.3%
Change in estimated acquisition earn-out payables	(40)	11	NMF	(34)	7	NMF
Mark-to-market of escrow liability	(5)	—	NMF	(69)	—	NMF
Total expenses	1,293	974	32.8%	2,662	1,951	36.4%
Income before income taxes	383	311	23.2%	915	738	24.0%
Income taxes	94	77	22.1%	199	169	17.8%
Net income before non-controlling interests	289	234	23.5%	716	569	25.8%
Less: Net income attributable to non-controlling interests	1	3		2	6
Net income attributable to the Company	$288	$231	24.7%	$714	$563	26.8%
Income Before Income Taxes Margin (1)	22.9%	24.2%		25.6%	27.4%
EBITDAC - Adjusted (2)	$598	$471	27.0%	$1,329	$1,005	32.2%
EBITDAC Margin - Adjusted (2)	35.7%	36.7%		37.2%	37.4%
Organic Revenue growth rate (2)	(0.7)%	3.6%		(0.3)%	5.1%
Organic Revenue with Contingents growth rate (2)	0.7%	4.2%		1.6%	5.1%
Employee compensation and benefits relative to total revenues	50.0%	49.8%		48.8%	49.2%
Other operating expenses relative to total revenues	16.2%	16.4%		15.7%	14.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including Contingents and earned premiums, for the three months ended June 30, 2026 increased $405 million to $1,654 million, or 32.4%, over the same period in 2025. Core commissions and fees revenue for the second quarter of 2026 increased $365 million or 30.3%, composed of: (i) $393 million from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase from the impact of Foreign Currency Translation of $2 million and an offsetting decrease from (iii) $4 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months; (iv) $18 million related to the Litigation-Related Impact and (v) $8 million of net new and renewal business, which combined reflected an overall Organic Revenue decrease of 0.7%. Contingents for the second quarter of 2026 increased by $40 million, or 88.9%, compared to the same period in 2025. This increase was driven primarily by (i) improved underwriting results for our carrier partners, growth in premium volume and qualifying for certain Contingents that we did not qualify for in the prior year, (ii) recent acquisitions and (iii) our enhanced carrier engagement model. The Organic Revenue with Contingents growth rate was 0.7%.

Commissions and fees, including Contingents and earned premiums, for the six months ended June 30, 2026, increased $900 million to $3,534 million, or 34.2%, over the same period in 2025. Core commissions and fees revenue for the six months ended June 30, 2026 increased $806 million or 31.7%, composed of: (i) $829 million from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase from the impact of Foreign Currency Translation of $20 million and an offsetting decrease from (iii) $8 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months; (iv) $28 million related to the Litigation-Related Impact and (v) $7 million of net new and renewal business, which combined reflected an overall Organic Revenue growth decrease of 0.3%. Contingents for the six months ended June 30, 2026 increased by $94 million, or 106.8%, compared to the same period in 2025. This increase was driven primarily by (i) improved underwriting results for our carrier partners, (ii) growth in premium volume and qualifying for certain Contingents that we did not qualify for in the prior year, (iii) recent acquisitions and (iv) our enhanced carrier engagement model. The Organic Revenue with Contingents growth rate was 1.6%.

Investment and Other Income

Investment and other income for the three months ended June 30, 2026 decreased $14 million from the same period in 2025. Investment and other income for the six months ended June 30, 2026 decreased $12 million, from the same period in 2025. These decreases were driven substantially by $13 million of interest income generated by the proceeds of the Company's follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company's acquisition of Accession, and to a lesser extent lower average interest rates, each partially offset by acquisitions that had no comparable investment and other income in the same period of 2025.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 50.0% for the three months ended June 30, 2026 as compared to 49.8% for the three months ended June 30, 2025, an increase of 30.9%, or $198 million. This increase included $203 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2025. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2026 and 2025 decreased by $5 million. This underlying employee compensation and benefits expense decrease was primarily related to: (i) lower non-cash stock-based compensation expense driven by the company's performance; (ii) a decrease in claims costs within our self-insured health plan; (iii) a decrease in commissions, base compensation and bonuses resulting from the Litigation-Related Impact; partially offset by (iv) an increase in staff costs attributable to new hires and annual compensation increases.

Employee compensation and benefits expense as a percentage of total revenues was 48.8% for the six months ended June 30, 2026 as compared to 49.2% for the six months ended June 30, 2025, an increase of 31.9%, or $422 million. This increase included $444 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2025. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2026 and 2025 decreased by $22 million. This underlying employee compensation and benefits expense decrease was primarily related to: (i) lower non-cash stock-based compensation expense driven by the Company's performance; (ii) a decrease in claims costs within our self-insured health plan; (iii) a decrease in commissions, base compensation and bonuses resulting from the Litigation-Related Impact; partially offset by (iv) an increase in staff costs attributable to new hires and annual compensation increases.

Other Operating Expenses

Other operating expenses represented 16.2% of total revenues for the second quarter of 2026, as compared to 16.4% for the second quarter of 2025. Other operating expenses for the second quarter of 2026 increased $60 million, or 28.4%, from the same period of 2025. This change includes: (i) $72 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2025; and (ii) increased information technology-related costs.

Other operating expenses represented 15.7% of total revenues for the six months ended June 30, 2026, as compared to 14.8% for the six months ended June 30, 2025. Other operating expenses for the first six months of 2026 increased $162 million, or 40.7%, from the same period of 2025. This change includes: (i) $150 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2025; and (ii) increased information technology-related costs.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2026 decreased $1 million from the second quarter of 2025. Gain on disposal for the six months ended June 30, 2026 increased $1 million from the six months ended June 30, 2025. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2026 increased $60 million, or 120.0%, compared to the second quarter of 2025. Amortization expense for the six months ended June 30, 2026 increased $123 million, or 119.4%, compared to the six months ended June 30, 2025. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the second quarter of 2026 increased $7 million, or 63.6%, compared to the second quarter of 2025. Depreciation expense for the six months ended June 30, 2026 increased $12 million, or 52.2%, compared to the six months ended June 30, 2025. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the second quarter of 2026 increased $49 million, or 96.1%, compared to the second quarter of 2025. Interest expense for the six months ended June 30, 2026 increased $103 million, or 107.3%, compared to the first six months of 2025. The increase is due to higher debt resulting from a debt issuance in the second quarter of 2025 to fund the Transaction, which was partially offset by decreases in the floating rate benchmark used on our adjustable-rate debt.

Change in Estimated Acquisition Earn-Out Payables

ASC 805 - Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. The recorded purchase price for acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Condensed Consolidated Statements of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

The net charge or credit to the Condensed Consolidated Statements of Income for the period is the combination of the net change in the estimated acquisition earn-out payables liability, and the accretion of the present value discount on those liabilities.

As of June 30, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Change in fair value	$(44)	$9	$(45)	$4
Interest expense accretion	4	2	11	3
Net change in earnings from estimated acquisition earn-out payables	$(40)	$11	$(34)	$7

For the three months and six months ended June 30, 2026, the fair value of estimated earn-out payables was re-evaluated and resulted in decreases of $44 million and $45 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income. These adjustments were primarily related to revised estimates for companies acquired in the Transaction.

As of June 30, 2026, estimated acquisition earn-out payables totaled $310 million, of which $136 million was recorded as accounts payable and $174 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2026 and 2025 was 24.5% and 24.8%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2026 and 2025 was 21.7% and 22.9%, respectively. The decrease for the six months ended June 30, 2026 was driven by the non-taxable treatment of the mark-to-market of escrow liability.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended June 30, 2026 and 2025, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended June 30, 2026 and 2025, including by segment, are as follows:

2026	Retail (1)		Specialty Distribution		Total
(in millions)	2026	2025	2026	2025	2026	2025
Commissions and fees	$940	$694	$714	$555	$1,654	$1,249
Total change	$246		$159		$405
Total growth %	35.4%		28.6%		32.4%
Contingents	$(26)	$(7)	$(59)	$(38)	$(85)	$(45)
Core commissions and fees	$914	$687	$655	$517	$1,569	$1,204
Acquisitions	(236)		(157)		(393)
Dispositions		(2)		(2)		(4)
Foreign Currency Translation		1		1		2
Litigation-Related Impact		(18)		—		(18)
Organic Revenue (2)	$678	$668	$498	$516	$1,176	$1,184
Organic Revenue growth (2)	$10		$(18)		(8)
Organic Revenue growth rate (2)	1.5%		(3.5)%		(0.7)%

Organic Contingents	$14	$7	$47	$38	$61	$45
Organic Revenue with Contingents (2)	$692	$675	$545	$554	$1,237	$1,229
Organic Revenue with Contingents growth (2)	$17		$(9)		$8
Organic Revenue with Contingents growth rate (2)	2.5%		(1.6)%		0.7%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended June 30, 2025 and 2024, including by segment, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended June 30, 2025 and 2024, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$694	$643	$555	$511	$1,249	$1,154
Total change	$51		$44		$95
Total growth %	7.9%		8.6%		8.2%
Contingents	$(7)	$(7)	$(38)	$(29)	$(45)	$(36)
Core commissions and fees	$687	$636	$517	$482	$1,204	$1,118
Acquisitions	(29)		(13)		(42)
Dispositions		(3)		(1)		(4)
Foreign Currency Translation		6		2		8
Litigation-Related Impact		—		—		—
Organic Revenue (2)	$658	$639	$504	$483	$1,162	$1,122
Organic Revenue growth (2)	$19		$21		$40
Organic Revenue growth rate (2)	3.0%		4.3%		3.6%

Organic Contingents	$7	$7	$38	$29	$45	$36
Organic Revenue with Contingents (2)	$665	$646	$542	$512	$1,207	$1,158
Organic Revenue with Contingents growth (2)	$19		$30		$49
Organic Revenue with Contingents growth rate (2)	2.9%		5.9%		4.2%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the six months ended June 30, 2026 and 2025, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the six months ended June 30, 2026 and 2025, including by segment, are as follows:

2026	Retail (1)		Specialty Distribution		Total
(in millions)	2026	2025	2026	2025	2026	2025
Commissions and fees	$2,143	$1,598	$1,391	$1,036	$3,534	$2,634
Total change	$545		$355		$900
Total growth %	34.1%		34.3%		34.2%
Contingents	(56)	(22)	(126)	(66)	(182)	(88)
Core commissions and fees	$2,087	$1,576	$1,265	$970	$3,352	$2,546
Acquisitions	(507)		(322)		(829)
Dispositions		(3)		(5)		(8)
Foreign Currency Translation		16		4		20
Litigation-Related Impact		(28)		—		(28)
Organic Revenue (2)	$1,580	$1,561	$943	$969	$2,523	$2,530
Organic Revenue growth (2)	$19		$(26)		$(7)
Organic Revenue growth rate (2)	1.2%		(2.7)%		(0.3)%

Organic Contingents	$32	$21	$103	$65	$135	$86
Organic Revenue with Contingents (2)	$1,612	$1,582	$1,046	$1,034	$2,658	$2,616
Organic Revenue with Contingents growth (2)	$30		$12		$42
Organic Revenue with Contingents growth rate (2)	1.9%		1.2%		1.6%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measure, for the six months ended June 30, 2025 and 2024, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the six months ended June 30, 2025 and 2024, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$1,598	$1,446	$1,036	$944	$2,634	$2,390
Total change	$152		$92		$244
Total growth %	10.5%		9.7%		10.2%
Contingents	(22)	(21)	(66)	(61)	(88)	(82)
Core commissions and fees	$1,576	$1,425	$970	$883	$2,546	$2,308
Acquisitions	(102)		(19)		(121)
Dispositions		(7)		—		(7)
Foreign Currency Translation		5		1		6
Litigation-Related Impact		—		—		—
Organic Revenue (2)	$1,474	$1,423	$951	$884	$2,425	$2,307
Organic Revenue growth (2)	$51		$67		$118
Organic Revenue growth rate (2)	3.6%		7.6%		5.1%

Organic Contingents	$20	$21	$66	$61	$86	$82
Organic Revenue with Contingents (2)	$1,494	$1,444	$1,017	$945	$2,511	$2,389
Organic Revenue with Contingents growth (2)	$50		$72		$122
Organic Revenue with Contingents growth rate (2)	3.5%		7.6%		5.1%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2026, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$947	$721	$8	$1,676
Income before income taxes	206	253	(76)	383
Income Before Income Taxes Margin(1)	21.8%	35.1%	NMF	22.9%
Amortization	66	44	—	110
Depreciation	11	6	1	18
Interest	5	9	86	100
Change in estimated acquisition earn-out payables	(30)	(10)	—	(40)
EBITDAC(2)	258	302	11	571
EBITDAC Margin(2)	27.2%	41.9%	NMF	34.1%
(Gain)/loss on disposal	1	—	—	1
Acquisition/Integration Costs	23	6	2	31
Mark-to-market of escrow liability	—	—	(5)	(5)
EBITDAC - Adjusted(2)	$282	$308	$8	$598
EBITDAC Margin - Adjusted(2)	29.8%	42.7%	NMF	35.7%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended June 30, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total(1)
Total Revenues	$697	$563	$25	$1,285
Income before income taxes	127	233	(49)	311
Income Before Income Taxes Margin(2)	18.2%	41.4%	NMF	24.2%
Amortization	35	15	—	50
Depreciation	6	4	1	11
Interest	15	9	27	51
Change in estimated acquisition earn-out payables	9	2	—	11
EBITDAC(3)	192	263	(21)	434
EBITDAC Margin(3)	27.5%	46.7%	NMF	33.8%
(Gain)/loss on disposal	—	—	—	—
Acquisition/Integration Costs	—	—	37	37
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(3)	$192	$263	$16	$471
EBITDAC Margin - Adjusted(3)	27.5%	46.7%	NMF	36.7%

(1) Amount reflects the positive impact of approximately $13 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s acquisition of Accession.

(2) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(3) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2026, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$2,156	$1,403	$18	$3,577
Income before income taxes	522	474	(81)	915
Income Before Income Taxes Margin(1)	24.2%	33.8%	NMF	25.6%
Amortization	139	88	(1)	226
Depreciation	20	12	3	35
Interest	12	17	170	199
Change in estimated acquisition earn-out payables	(19)	(15)	—	(34)
EBITDAC(2)	674	576	91	1,341
EBITDAC Margin(2)	31.3%	41.1%	NMF	37.5%
(Gain)/loss on disposal	—	—	—	—
Acquisition/Integration Costs	41	12	4	57
Mark-to-market of escrow liability	—	—	(69)	(69)
EBITDAC - Adjusted(2)	$715	$588	$26	$1,329
EBITDAC Margin - Adjusted(2)	33.2%	41.9%	NMF	37.2%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the six months ended June 30, 2025, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total(1)
Total Revenues	$1,604	$1,050	$35	$2,689
Income before income taxes	411	399	(72)	738
Income Before Income Taxes Margin(2)	25.6%	38.0%	NMF	27.4%
Amortization	73	31	(1)	103
Depreciation	12	8	3	23
Interest	30	18	48	96
Change in estimated acquisition earn-out payables	3	4	—	7
EBITDAC(3)	529	460	(22)	967
EBITDAC Margin(3)	33.0%	43.8%	NMF	36.0%
(Gain)/loss on disposal	1	—	—	1
Acquisition/Integration Costs	—	—	37	37
Mark-to-market of escrow liability	—	—	—	—
EBITDAC - Adjusted(3)	$530	$460	$15	$1,005
EBITDAC Margin - Adjusted(3)	33.0%	43.8%	NMF	37.4%

(1) Amount reflects the positive impact of approximately $13 million of interest income earned from the proceeds of the Company’s follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company’s acquisition of Accession.

(2) “Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues.

(3) A non-GAAP financial measure.

NMF = Not a meaningful figure

Retail Segment

The Retail segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our F&I businesses. Approximately 77% of the Retail segment’s commissions and fees revenue is commission based.

Financial information relating to our Retail segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$914	$687	33.0%	$2,087	$1,577	32.3%
Profit-sharing contingent commissions	26	7	271.4%	56	22	154.5%
Investment and other income	7	3	133.3%	13	5	160.0%
Total revenues	947	697	35.9%	2,156	1,604	34.4%
EXPENSES
Employee compensation and benefits	514	385	33.5%	1,128	833	35.4%
Other operating expenses	174	120	45.0%	354	241	46.9%
(Gain)/loss on disposal	1	—	NMF	—	1	100.0%
Amortization	66	35	88.6%	139	73	90.4%
Depreciation	11	6	83.3%	20	12	66.7%
Interest	5	15	(66.7%)	12	30	(60.0%)
Change in estimated acquisition earn-out payables	(30)	9	NMF	(19)	3	NMF
Total expenses	741	570	30.0%	1,634	1,193	37.0%
Income before income taxes	$206	$127	62.2%	$522	$411	27.0%
Income Before Income Taxes Margin (1)	21.8%	18.2%		24.2%	25.6%
EBITDAC - Adjusted (2)	$282	$192	46.9%	$715	$530	34.9%
EBITDAC Margin - Adjusted (2)	29.8%	27.5%		33.2%	33.0%
Organic Revenue growth rate (2)	1.5%	3.0%		1.2%	3.6%
Organic Revenue with Contingents growth rate (2)	2.5%	2.9%		1.9%	3.5%
Employee compensation and benefits relative to total revenues	54.3%	55.2%		52.3%	51.9%
Other operating expenses relative to total revenues	18.4%	17.2%		16.4%	15.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended June 30, 2026 increased 35.9%, or $250 million, as compared to the same period in 2025, to $947 million. The $227 million increase in core commissions and fees revenue was driven by: (i) approximately $236 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase of $10 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $1 million; (iv) an offsetting decrease of $2 million related to commissions and fees recorded in 2025 from businesses since divested; and (v) an offsetting decrease of $18 million related to the Litigation-Related Impact. Contingents for the second quarter of 2026 increased $19 million to $26 million, as compared to the same period in 2025. This increase was due to acquisitions completed within the last twelve months and more favorable terms for certain carrier contracts resulting from our enhanced carrier engagement model. The Retail segment’s total commissions and fees increased by 35.4%. The Organic Revenue growth rate was 1.5% and the Organic Revenue with Contingents growth rate was 2.5% for the second quarter of 2026. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers. Growth for renewal business was moderated by slowing rate increases, rate decreases for certain lines of coverage, and a change to the revenue model for our specialty pharmacy consulting business.

Income before income taxes for the three months ended June 30, 2026 increased 62.2%, or $79 million, as compared to the same period in 2025, to $206 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; (ii) a decrease in estimated acquisition earn-out payables; and (iii) the profit associated with the net increase in revenue as described above, partially offset by (iv) an increase in amortization expense and (v) Acquisition/Integration Costs.

EBITDAC - Adjusted for the three months ended June 30, 2026 increased 46.9%, or $90 million, as compared to the same period in 2025, to $282 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2026 increased to 29.8% from 27.5% in the same period in 2025. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) increased Contingents; (ii) leveraging our expense base; and (iii) lower compensation as a result of employee departures associated with the Litigation-Related Impact.

The Retail segment’s total revenues for the six months ended June 30, 2026 increased 34.4%, or $552 million, as compared to the same period in 2025, to $2,156 million. The $510 million increase in core commissions and fees revenue was driven by: (i) approximately $507 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase of $19 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $16 million; (iv) an offsetting decrease of $3 million related to commissions and fees recorded in 2025 from businesses since divested; and (v) an offsetting decrease of $28 million related to the Litigation-Related Impact. Contingents for the six months of 2026 increased 154.5%, or $34 million, as compared to the same period in 2025, to $56 million. This increase was due to acquisitions completed within the last twelve months and qualifying for Contingents this year that we did not qualify for in the prior year. The Retail segment’s total commissions and fees increased by 34.0%. The Organic Revenue growth rate was 1.2% and the Organic Revenue with Contingents growth rate was 1.9% for the first six months of 2026. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth from renewals of existing customers. Growth for renewal business was moderated by slowing rate increases, rate decreases for certain lines of coverage, and a change to the revenue model in our specialty pharmacy consulting business.

Income before income taxes for the six months ended June 30, 2026 increased 27.0%, or $111 million, as compared to the same period in 2025, to $522 million. The primary factors driving this increase were: (i) a decrease in intercompany interest expense; (ii) a decrease in estimated acquisition earn-out payables; and (iii) the profit associated with the net increase in revenue as described above, partially offset by (iv) an increase in amortization expense; and (v) Acquisition/Integration Costs.

EBITDAC - Adjusted for the six months ended June 30, 2026 increased 34.9%, or $185 million, as compared to the same period in 2025, to $715 million. EBITDAC Margin - Adjusted for the six months ended June 30, 2026 increased to 33.2% from 33.0% in the same period in 2025. The increase in EBITDAC Margin - Adjusted was primarily driven by: (i) increased Contingents; (ii) leveraging our expense base; and (iii) lower compensation as a result of employee departures associated with the Litigation-Related Impact.

Specialty Distribution Segment

The Specialty Distribution Segment is composed of three divisions; our programs business, operating as Arrowhead Programs; our wholesale brokerage business, operating as Bridge Specialty Group; and our specialty program business, operating as Arrowhead Specialty.

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

Approximately 81% of the Specialty Distribution segment’s commissions and fees revenue is commission based.

Financial information relating to our Specialty Distribution segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$655	$517	26.7%	$1,265	$970	30.4%
Profit-sharing contingent commissions	59	38	55.3%	126	66	90.9%
Investment and other income	7	8	(12.5)%	12	14	(14.3)%
Total revenues	721	563	28.1%	1,403	1,050	33.6%
EXPENSES
Employee compensation and benefits	273	202	35.1%	546	401	36.2%
Other operating expenses	146	98	49.0%	281	189	48.7%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	44	15	193.3%	88	31	183.9%
Depreciation	6	4	50.0%	12	8	50.0%
Interest	9	9	—%	17	18	(5.6)%
Change in estimated acquisition earn-out payables	(10)	2	NMF	(15)	4	NMF
Total expenses	468	330	41.8%	929	651	42.7%
Income before income taxes	$253	$233	8.6%	$474	$399	18.8%
Income Before Income Taxes Margin (1)	35.1%	41.4%		33.8%	38.0%
EBITDAC - Adjusted (2)	$308	$263	17.1%	$588	$460	27.8%
EBITDAC Margin - Adjusted (2)	42.7%	46.7%		41.9%	43.8%
Organic Revenue growth rate (2)	(3.5%)	4.3%		(2.7%)	7.6%
Organic Revenue with Contingents growth rate (2)	(1.6%)	5.9%		1.2%	7.6%
Employee compensation and benefits relative to total revenues	37.9%	35.9%		38.9%	38.2%
Other operating expenses relative to total revenues	20.2%	17.4%		20.0%	18.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Specialty Distribution segment’s total revenues for the three months ended June 30, 2026 increased 28.1%, or $158 million, as compared to the same period in 2025, to $721 million. The $138 million increase in core commissions and fees revenue was driven by: (i) approximately $157 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; and (ii) an increase from the impact of Foreign Currency Translation of $1 million; partially offset by: (iii) a $18 million decrease in net new business, renewal business, and fee revenues; and (iv) a $2 million decline in core commission and fees revenue from dispositions that had no comparable revenues in the same period of 2026. Contingents for the second quarter of 2026 increased approximately $21 million as compared to the second quarter of 2025. This increase is a result of acquisitions completed in the past twelve months and favorable loss ratios.

The Specialty Distribution segment’s total commissions and fees increased by 28.6%, with Organic Revenue decreasing 3.5% and Organic Revenue with Contingents decreasing 1.6% for the three months ended June 30, 2026. The Organic Revenue with Contingents decline was driven by: (i) increased Contingents; (ii) net new and retained business; and (iii) exposure unit expansion; which were more than offset by (iv) declining rates on catastrophe ("CAT") property.

Income before income taxes for the three months ended June 30, 2026 increased 8.6%, or $20 million, as compared to the same period in 2025, to $253 million due to: (i) the growth of EBITDAC - Adjusted described below; (ii) a decrease in estimated acquisition earn-out payables; partially offset by: (iii) increased amortization expense; (iv) Acquisition/Integration Costs; and (v) increased depreciation expense.

EBITDAC - Adjusted for the three months ended June 30, 2026 increased 17.1%, or $45 million, from the same period in 2025, to $308 million. EBITDAC Margin - Adjusted for the three months ended June 30, 2026 decreased to 42.7% from 46.7% in the same period in 2025. EBITDAC Margin - Adjusted decreased due to: (i) the decline in Organic Revenue; and (ii) investments to increase our capabilities in Europe; partially offset by: (iii) the increase in Contingents.

The Specialty Distribution segment’s total revenues for the six months ended June 30, 2026 increased 33.6%, or $353 million, as compared to the same period in 2025, to $1,403 million. The $295 million increase in core commissions and fees revenue was driven by: (i) approximately $322 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; and (ii) an increase from the impact of Foreign Currency Translation of $4 million; partially offset by: (iii) a $26 million decrease in net new business, renewal business, and fee revenues; and (iv) a $5 million decline in core commission and fees revenue from dispositions that had no comparable revenues in the same period of 2026. Contingents for the six months ended June 30, 2026 increased approximately $60 million, or by 90.9%, as compared to the same period in 2025. This increase is a result of favorable loss ratios and to a lesser extent acquisitions completed in the past twelve months.

The Specialty Distribution segment’s total commissions and fees increased by 34.3% with Organic Revenue decreasing 2.7% and Organic Revenue with Contingents increasing 1.2%, for the six months ended June 30, 2026. The Organic Revenue with Contingents growth was driven by: (i) increased Contingents; (ii) net new and retained business; and (iii) exposure unit expansion; which were partially offset by (iv) declining rates on CAT property.

Income before income taxes for the six months ended June 30, 2026 increased 18.8%, or $75 million to $474 million, from the same period in 2025. Income before income taxes increased due to: (i) the growth of EBITDAC - Adjusted described below; and (ii) a decrease in estimated acquisition earn-out payables; partially offset by: (iii) increased amortization expense; and (iv) Acquisition/Integration Costs.

EBITDAC - Adjusted for the six months ended June 30, 2026 increased 27.8%, or $128 million to $588 million, as compared to the same period in 2025. EBITDAC Margin - Adjusted for the six months ended June 30, 2026 decreased to 41.9% from 43.8% in the same period in 2025. EBITDAC Margin - Adjusted decreased due to: (i) the decline in Organic Revenue; partially offset by: (ii) the increase in Contingents; and (iii) disciplined expense management.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” line items in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”), which as of June 30, 2026 provided additional capacity for up to $975 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $1,000 million of borrowing capacity, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1,975 million of incremental borrowing capacity as of June 30, 2026.

Cash and cash equivalents totaled $918 million at June 30, 2026 reflecting a decrease of $161 million from the $1,079 million balance at December 31, 2025. This decrease was primarily driven by share repurchases and deferred contingent consideration payments, partially offset by cash generated from operations.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated earnout payables, mark-to-market escrow liability, non-cash stock-based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities was 1.13 and 1.04 for June 30, 2026 and December 31, 2025, respectively.

Cash flows generated from operating activities totaled $608 million and $538 million for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $70 million. Operating cash flows generated in 2026 included $716 million from net income before non-controlling interests with $303 million of non-cash adjustments, offset by $411 million from changes in working capital. The growth in cash from operations is primarily due to recent acquisitions.

Investing Cash Flows

Cash flows used for investing activities were $71 million and $187 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $116 million.

Acquisitions

During the six months ended June 30, 2026, the Company completed 14 acquisitions (including book purchases) and paid $30 million net of cash acquired, and including cash and cash equivalents held in a fiduciary capacity. Net cash paid for acquisitions decreased $131 million in the six months ended June 30, 2026, from $161 million during the same period in 2025.

Dispositions

The Company received $3 million from the sale of businesses, fixed assets and customer accounts during the six months ended June 30, 2026, compared to $10 million proceeds received in the same period in 2025. The decrease is attributed to smaller sales of businesses in the current period.

Capital Expenditures

Capital expenditures amounted to $38 million and $32 million in the six months ended June 30, 2026 and 2025, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Net cash flows used by financing activities totaled $526 million and net cash flows sourced totaled $7,981 million in the six months ended June 30, 2026 and 2025, respectively. The decrease of $8,507 million in sourced financing activities was primarily driven by the proceeds of the Company's follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company's acquisition of Accession, offset by share repurchases and deferred contingent consideration payments in 2026.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Financing cash flows reflect an increase of $157 million and $119 million in the six months ended June 30, 2026 and 2025, respectively, related to fiduciary receivables and liabilities.

Acquisition Earn-outs

Deferred contingent consideration payments totaled $224 million and $46 million during the six months ended June 30, 2026 and 2025, respectively, including $184 million and $45 million, respectively, classified as financing activities related to acquisition earn-outs associated with original acquisition-date estimates.

Dividends

During the six months ended June 30, 2026 and 2025, the Company paid cash dividends of $112 million and $86 million, respectively, an increase of $26 million, or 30.2%. On July 22, 2026, the Board of Directors approved a quarterly cash dividend of $0.165 per share to be paid on August 19, 2026.

Debt

Net cash proceeds from long term debt totaled $141 million in the six months ended June 30, 2026, compared to net cash proceeds of $3,718 million in the same period of 2025.

Total debt at June 30, 2026 was $7,759 million net of unamortized discount and debt issuance costs, which was an increase of $146 million compared to December 31, 2025. The increase includes the drawdown of $225 million on the Revolving Credit Facility and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $5 million, offset by $81 million of payments on outstanding term loan and Revolving Credit Facility balances and an additional $3 million of deferred financing costs associated with the Third Amended and Restated Credit Agreement.

On June 5, 2026, the Company entered into the Third Amended and Restated Credit Agreement with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, HSBC Bank USA, National Association, Citizens Bank, N.A., The Huntington National Bank, and Barclays Bank PLC as co-documentation agents. The Third Amended and Restated Credit Agreement amended and restated the credit agreement dated October 27, 2021, which amended and restated the prior credit agreement, terminated the Company's existing term loan facility, and refinanced the outstanding borrowings thereunder into new term loan facilities. The agreement increased revolving credit commitments from $800 million to $1.25 billion and extended the maturity date to June 5, 2031. The agreement also provides for a $250 million term loan due June 5, 2029 and a $250 million term loan due June 5, 2031. Total borrowings outstanding under the facilities were approximately $775 million as of June 30, 2026.

During the six months ended June 30, 2026, the Company made $6 million of scheduled principal payments on its Second Amended and Restated Credit Agreement term loan. On June 5, 2026, the remaining $163 million outstanding under the term loan was refinanced and consolidated into the Third Amended and Restated Credit Agreement.

During the six months ended June 30, 2026, the Company repaid $25 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”). Upon execution of the Third Amended and Restated Credit Agreement on June 5, 2026, the remaining $338 million outstanding was refinanced and consolidated into the new credit facility.

During the first quarter, the Company drew $225 million on the Revolving Credit Facility in connection with a share repurchase program. The Company has repaid $50 million of the balance as of June 30, 2026. There is an outstanding balance of $275 million on the Revolving Credit Facility as of June 30, 2026.

Common Stock

On February 12, 2026, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $250 million of the Company's common stock. The program ended on March 9, 2026 and during the period, the Company received a total of 3,574,890 shares of the Company's common stock.

During the three months ended June 30, 2026, the Company repurchased an additional 4,279,712 shares for $250 million.

At June 30, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $900 million.

Contractual Cash Obligations

As of June 30, 2026, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,825	$413	$1,137	$1,975	$4,300
Other liabilities (1)	879	47	602	42	188
Operating leases	368	71	127	87	83
Interest obligations	4,134	376	703	580	2,475
Maximum future acquisition contingent payments (2)	561	200	361	—	—
Total contractual cash obligations (3)	$13,767	$1,107	$2,930	$2,684	$7,046

(1)
Includes the escrow liability which is included within “Other Long-Term Liabilities” issued in connection with the Transaction. The liability reflects the fair value of shares and cash held in escrow to secure certain indemnification obligations of the Accession equityholders related to businesses that are in run-off or discontinued. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement. The fair value of the escrow liability is remeasured at each reporting date, with changes recognized in earnings. The timing and amount of any future settlement remains subject to the achievement of contractual milestones and may vary from the amounts disclosed. The value as of June 30, 2026, was $552 million.
(2)
Includes $310 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of June 30, 2026 is $190 million.
(3)
Does not include approximately $55 million of current liability for a dividend of $0.1650 per share approved by the Board of Directors on July 22, 2026 to be paid on August 19, 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at June 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2026, we had $775 million outstanding under the Third Amended and Restated Credit Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translation exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, euros and, to a lesser extent, other currencies. Based upon our foreign currency rate exposure as of June 30, 2026, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2026. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2026, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
April 1, 2026 to April 30, 2026	—	$—	—	$1,150
May 1, 2026 to May 31, 2026	1,765,460	57.11	1,751,616	1,050
June 1, 2026 to June 30, 2026	2,528,096	59.29	2,528,096	900
Total	4,293,556	$58.39	4,279,712	$900

(1)
A total of (a) 13,844 shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan, and (b) 4,279,712 shares reported in this column were repurchased at an average price per share of $58.40 for a total cost of $250 million.
(2)
On July 18, 2014, the board of directors authorized the repurchase of up to $200 million of the Company's shares of common stock, on July 20, 2015, the board of directors authorized the repurchase of an additional $400 million of the Company's shares of common stock, on May 1, 2019, the board of directors approved an additional repurchase authorization amount of $373 million and on October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing the total remaining repurchase capacity at that time to approximately $1,500 million. After completing these open market repurchases, the Company’s outstanding board approved share repurchase authorization as of June 30, 2026, was approximately $900 million. Between January 1, 2014 and June 30, 2026, the Company repurchased a total of approximately 29 million shares for an aggregate cost of approximately $1,348 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the second quarter of 2026, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

10.1*†	Third Amended and Restated Credit Agreement, dated June 5, 2026, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Truist Bank, BMO Bank N.A. and the other parties thereto.

10.2	Amended and Restated Brown & Brown, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 27, 2026	R. Andrew Watts
Executive Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer)