Form 10-Q
period 2026-09-30
BROWN & BROWN, INC.
filed 2026-10-26
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 23, 2026 was 331,691,829.

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

•
Risks with respect to the acquisition of RSC Topco, Inc. (“Accession”) (the “Transaction”);
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
REVENUES
Commissions and fees	$1,700	$1,550	$5,234	$4,183
Investment and other income	25	56	68	112
Total revenues	1,725	1,606	5,302	4,295
EXPENSES
Employee compensation and benefits	857	793	2,602	2,116
Other operating expenses	307	276	866	672
Loss on disposal	—	—	—	1
Amortization	110	93	337	196
Depreciation	18	14	53	37
Interest	100	100	299	197
Change in estimated acquisition earn-out payables	27	11	(7)	18
Mark-to-market of escrow liability	(14)	8	(83)	8
Total expenses	1,405	1,295	4,067	3,245
Income before income taxes	320	311	1,235	1,050
Income taxes	79	82	278	251
Net income before non-controlling interests	241	229	957	799
Less: Net income attributable to non-controlling interests	1	2	3	9
Net income attributable to the Company	$240	$227	$954	$790
Net income per share:
Basic	$0.73	$0.68	$2.87	$2.59
Diluted	$0.67	$0.68	$2.57	$2.57

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to the Company	$240	$227	$954	$790
Foreign currency translation gain/(loss)	8	(62)	(86)	309
Comprehensive income attributable to the Company	$248	$165	$868	$1,099

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,099	$1,079
Fiduciary cash	2,442	2,471
Commission, fees and other receivables	1,515	1,438
Fiduciary receivables	1,234	1,515
Reinsurance recoverable	665	647
Prepaid reinsurance premiums	808	980
Other current assets	498	484
Total current assets	8,261	8,614
Fixed assets, net	389	367
Operating lease assets	304	269
Goodwill	15,188	15,087
Amortizable intangible assets, net	4,468	4,906
Other assets	838	748
Total assets	$29,448	$29,991
LIABILITIES AND EQUITY
Current Liabilities:
Fiduciary liabilities	$3,676	$3,986
Losses and loss adjustment reserve	687	671
Unearned premiums	903	1,053
Accounts payable	709	990
Accrued expenses and other liabilities	844	875
Current portion of long-term debt	413	719
Total current liabilities	7,232	8,294
Long-term debt less unamortized discount and debt issuance costs	7,346	6,894
Operating lease liabilities	279	243
Deferred income taxes, net	937	815
Other liabilities	1,053	1,172
Equity:
Common stock, par value $0.10 per share; authorized 560 shares; issued 359 shares and outstanding 327 shares at 2026, issued 357 shares and outstanding 336 shares at 2025	36	36
Additional paid-in capital	6,253	6,160
Treasury stock, at cost 32 shares at 2026 and 21 shares at 2025	(1,604)	(848)
Accumulated other comprehensive income	124	210
Non-controlling interests	18	26
Retained earnings	7,774	6,989
Total equity	12,601	12,573
Total liabilities and equity	$29,448	$29,991

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in millions, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2025	336	$36	$6,160	$(848)	$210	$6,989	$26	$12,573
Net income						426	1	427
Foreign currency translation					(82)			(82)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			6					6
Stock incentive plans	3		20					20
Acquisitions			5					5
Net non-controlling interest acquired (disposed)							(3)	(3)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(26)					(26)
Purchase of treasury stock	(4)			(250)				(250)
Cash dividends paid ($0.165 per share)						(57)		(57)
Balance at March 31, 2026	335	$36	$6,165	$(1,098)	$128	$7,358	$24	$12,613
Net income						288	1	289
Foreign currency translation					(12)			(12)
Shares issued - employee stock compensation plans:
Employee stock purchase plan			4					4
Stock incentive plans			19					19
Directors			2					2
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(1)		(1)					(1)
Purchase of treasury stock	(4)			(250)				(250)
Cash dividends paid ($0.165 per share)						(56)		(56)
Balance at June 30, 2026	330	$36	$6,189	$(1,348)	$116	$7,590	$25	$12,608
Net income						240	1	241
Foreign currency translation					8			8
Shares issued - employee stock compensation plans:
Employee stock purchase plan	1		48					48
Stock incentive plans			19					19
Non-controlling interest distribution							(8)	(8)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation			(3)					(3)
Purchase of treasury stock	(4)			(256)				(256)
Cash dividends paid ($0.165 per share)						(56)		(56)
Balance at September 30, 2026	327	$36	$6,253	$(1,604)	$124	$7,774	$18	$12,601

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(UNAUDITED)

	Common Stock
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

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before non-controlling interests	$957	$799
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities:
Amortization	337	196
Depreciation	53	37
Non-cash stock-based compensation	72	76
Change in estimated acquisition earn-out payables	(7)	18
Mark-to-market of escrow liability	(83)	8
Deferred income taxes	158	18
Net loss on sales/disposals of investments, businesses, fixed assets and customer accounts	—	2
Payments on acquisition earn-outs in excess of original estimated payables	(42)	(1)
Other	10	5
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Commissions, fees and other receivables (increase) decrease	(100)	(59)
Reinsurance recoverable (increase) decrease	(18)	1,190
Prepaid reinsurance premiums (increase) decrease	172	8
Other assets (increase) decrease	(87)	(23)
Losses and loss adjustment reserve increase (decrease)	16	(1,188)
Unearned premiums increase (decrease)	(153)	15
Accounts payable increase (decrease)	(107)	(95)
Accrued expenses and other liabilities increase (decrease)	(63)	(41)
Other liabilities increase (decrease)	25	41
Net cash provided by operating activities	1,140	1,006
Cash flows from investing activities:
Additions to fixed assets	(77)	(48)
Payments for businesses acquired, net of cash acquired	(41)	(7,659)
Proceeds from sales of businesses, fixed assets and customer accounts	3	10
Other investing activities	(10)	(4)
Net cash used in investing activities	(125)	(7,701)
Cash flows from financing activities:
Fiduciary receivables and liabilities, net	(14)	(145)
Payments on acquisition earn-outs	(199)	(77)
Proceeds from long-term debt	—	4,192
Payments on long-term debt	(34)	(206)
Deferred debt issuance costs	(3)	(37)
Borrowings on revolving credit facility	225	450
Payments on revolving credit facility	(50)	(500)
Proceeds from issuance of common stock, net of expenses	—	4,315
Issuances of common stock for employee stock benefit plans	47	43
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(30)	(42)
Purchase of treasury stock	(750)	—
Cash dividends paid	(169)	(137)
Other financing activities	(12)	(5)
Net cash (used in) provided by financing activities	(989)	7,851
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash inclusive of fiduciary cash	(29)	66
Net (decrease) increase in cash, cash equivalents and restricted cash inclusive of fiduciary cash	(3)	1,222
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at beginning of period	3,815	2,502
Cash, cash equivalents and restricted cash inclusive of fiduciary cash at end of period	$3,812	$3,724

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash, cash equivalents and restricted cash inclusive of fiduciary cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into two reportable segments. The Retail segment provides a broad range of risk management products and services to commercial, public and quasi-public entities, and to professional and individual customers. These products and services include property and casualty insurance and reinsurance, employee benefits, private client services, captive solutions, consulting services and financial and wealth solutions, as well as non-insurance warranty services and products through the Retail segment’s automobile and recreational vehicle dealer services F&I businesses. The Specialty Distribution segment consists of our programs, wholesale brokerage and specialty businesses. The programs businesses, which act as managing general underwriters (“MGUs”), provide targeted products and services designated for specific industries, trade groups, governmental entities and market niches, which are delivered to the insured directly, to affinity groups, through wholesale brokers or through a global network of independent agents, including Brown & Brown retail agents. These products and services include specialty property and casualty insurance, financial lines, life and health benefits, reinsurance, travel/accident and health insurance, captive administrative services, warranty services and specialty packages of coverages. The wholesale brokerage business underwrites and places excess and surplus commercial and personal lines insurance, typically for specialized or hard-to-place types of risks, primarily through a global network of independent agents and brokers, including Brown & Brown retail agents. The specialty business offers solutions across affinity and administrative services, captives, reinsurance, travel/accident, warranty, and life & health.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; fiduciary cash; fiduciary receivables, commissions, fees and other receivables; fiduciary liabilities; accounts payable and accrued expenses and other liabilities, at September 30, 2026, and December 31, 2025, approximate fair value, because of the short-term maturity of these instruments. Acquisition earnout payables and newly acquired intangible assets are measured at fair value using level 3 inputs.

Excise Tax on Share Repurchases

Share repurchases are subject to a 1% U.S. federal excise tax, net of the fair market value of certain shares issued during the same taxable year. The Company records the excise tax as part of the cost of the repurchased shares in treasury stock. The Company recognizes a liability for the excise tax in accrued expenses once cumulative stock repurchases for the taxable year exceed cumulative stock issuances for the same period, at which point the tax is accrued on the net excess at the statutory 1% rate. The liability is adjusted each period thereafter to reflect updated cumulative activity, with a final true-up upon determination of the actual net base for the taxable year.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 270 - Interim Reporting, adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company has evaluated the standard and does not expect a material impact to our current interim reporting disclosures.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" which requires disclosure of specific information about certain costs and expenses in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company has evaluated the standard and does not expect a material impact to our current reporting disclosures.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2026
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$686	$475	$—	$1,161
Fees (2)	217	179	—	396
Other supplemental commissions (3)	42	3	—	45
Profit-sharing contingent commissions (4)	24	56	—	80
Earned premium (5)	—	18	—	18
Investment income (6)	8	6	8	22
Other income, net (7)	1	2	—	3
Total revenues	$978	$739	$8	$1,725

	Three months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$623	$450	$—	$1,073
Fees (2)	204	142	—	346
Other supplemental commissions (3)	32	4	—	36
Profit-sharing contingent commissions (4)	18	55	—	73
Earned premium (5)	—	22	—	22
Investment income (6)	5	8	42	55
Other income, net (7)	1	—	—	1
Total revenues	$883	$681	$42	$1,606

	Nine months ended September 30, 2026
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$2,188	$1,366	$—	$3,554
Fees (2)	662	504	—	1,166
Other supplemental commissions (3)	182	13	—	195
Profit-sharing contingent commissions (4)	80	182	—	262
Earned premium (5)	—	57	—	57
Investment income (6)	19	18	24	61
Other income, net (7)	3	2	2	7
Total revenues	$3,134	$2,142	$26	$5,302

	Nine months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Other (8)	Total
Base commissions (1)	$1,722	$1,188	$—	$2,910
Fees (2)	554	326	(2)	878
Other supplemental commissions (3)	160	17	—	177
Profit-sharing contingent commissions (4)	40	121	—	161
Earned premium (5)	—	57	—	57
Investment income (6)	9	20	79	108
Other income, net (7)	2	2	—	4
Total revenues	$2,487	$1,731	$77	$4,295

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
(8)
Fees within Other reflect the elimination of intercompany revenues.

The following table presents the revenues disaggregated by geographic area where our services are being performed:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
U.S.	$1,518	$1,410	$4,604	$3,657
U.K.	153	148	477	452
Other	54	48	221	186
Total revenues	$1,725	$1,606	$5,302	$4,295

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2026 and December 31, 2025 were as follows:

(in millions)	September 30, 2026	December 31, 2025
Contract assets	$1,035	$908
Contract liabilities	$191	$168

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in commissions, fees and other receivables in the Company's Condensed Consolidated Balance Sheets. The increase in contract assets over the balance as of December 31, 2025, is due to the timing of policy renewals and contingent and other supplemental commission accruals in the nine months ended September 30, 2026.

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

As of September 30, 2026, deferred revenue totaled $191 million and consisted of $148 million and $43 million classified as short term and long term, respectively. As of December 31, 2025, deferred revenue totaled $168 million and consisted of $127 million and $41 million classified as short term and long term, respectively.

During the nine months ended September 30, 2026 and 2025, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $46 million and $24 million, consisting of additional variable consideration received on our incentives and Contingents.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheets was $162 million and $143 million as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026, the Company deferred $30 million of incremental cost to obtain customer contracts. The Company recorded expense of $11 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2026.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $189 million and $208 million as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026, the Company had net expense of $18 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to the Company	$240	$227	$954	$790
Less: Net income attributable to unvested awarded performance stock	(4)	(2)	(13)	(8)
Net income attributable to common shares – basic	$236	$225	$941	$782
Less: Gain on mark-to-market of escrow liability (1)	(14)	—	(83)	—
Net income attributable to common shares – diluted	$222	$225	$858	$782
Denominator:
Weighted average number of common shares outstanding	329	334	333	305
Less: Unvested awarded performance stock	(4)	(3)	(5)	(3)
Weighted average number of common shares outstanding – basic	325	331	328	302
Dilutive effect of stock compensation plans	1	1	2	2
Dilutive effect of contingently issuable shares (1)	4	—	4	—
Weighted average number of shares outstanding – diluted	330	332	334	304
Net income per share:
Basic	$0.73	$0.68	$2.87	$2.59
Diluted	$0.67	$0.68	$2.57	$2.57
(1)
The calculation of diluted net income per share for the three and nine months ended September 30, 2026, excludes the gain on the mark-to-market of escrow liability in the numerator and includes the shares held in escrow in the denominator, in accordance with ASC 260 - Earnings Per Share, which requires this treatment in periods where the combined effect of these adjustments is accretive to earnings.

NOTE 5 Business Combinations

During the nine months ended September 30, 2026, the Company acquired all of the stock of five insurance intermediaries, purchased the assets and assumed certain liabilities of eight insurance intermediaries, and purchased five books of business (customer accounts) for a total of 18 acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC 805 — Business Combinations.

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

On August 1, 2025, the Company completed the acquisition of Accession pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for escrowed consideration in the form of cash and shares of the Company’s common stock. Both the cash and shares are held in an escrow account. Escrowed shares, which were issued at the closing of the acquisition, total approximately 4.4 million shares. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, any amounts remaining in the escrow account will be released to the equityholders. The amount of the cash balance will change over time based upon payment of any indemnification obligations of the equityholders associated with the discontinued businesses, as well as dividends paid on the shares and interest income earned on the cash. The Company believes this escrow, plus other available funds, are sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement.

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

As of September 30, 2026, the total balance of the escrow liability was $541 million, with $270 million in escrowed shares and $271 million in cash. The shares held in escrow are measured at fair value on a recurring basis as defined in ASC 820 - Fair Value Measurement. The change in the fair value of the shares during the three and nine months ended September 30, 2026, resulted in decreases to expense of $14 million and $83 million, respectively.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the nine months ended September 30, 2026 as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in millions)	Other (1)	Measurement Period Adjustments	Total
Business Segment	Retail & Specialty Distribution	Retail & Specialty Distribution
Effective date of acquisition	Various	Various
Cash paid	$56	$(12)	$44
Other payable	1	(20)	(19)
Recorded earn-out payable	14	—	14
Total consideration	71	(32)	39
Maximum potential earn-out payable	30	—	30
Allocation of purchase price:
Cash and cash equivalents, inclusive of fiduciary cash	3	—	3
Commission, fees, and other receivables	—	(21)	(21)
Fiduciary receivables	2	25	27
Other current assets	—	(41)	(41)
Goodwill	44	125	169
Purchased customer accounts and other intangibles (2)	26	(89)	(63)
Other assets	—	23	23
Total assets acquired	75	22	97
Fiduciary liabilities	(1)	(24)	(25)
Other current liabilities	(1)	(44)	(45)
Deferred income tax, net	(2)	29	27
Other liabilities	—	(15)	(15)
Total liabilities assumed	(4)	(54)	(58)
Net assets acquired	$71	$(32)	$39
(1)
The other column represents a summarization of current year acquisitions with total consideration of less than $50 million per acquisition.
(2)
The weighted average useful life of purchased customer accounts is 15 years.

For the nine months ended September 30, 2026, adjustments were made within the permitted measurement period that resulted in a net increase to goodwill of $125 million. These measurement-period adjustments have been reflected as current-period adjustments in the nine months ended September 30, 2026 in accordance with the guidance in ASC 805. The measurement-period adjustments included a decrease to cash consideration paid of $12 million primarily from a working capital true up payment and a $27 million favorable impact on year to date earnings, recorded to change in estimated acquisition earn-out payables in the Condensed Consolidated Statements of Income.

Acquisition Earn-Out Payables

As of September 30, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Balance as of the beginning of the period	$310	$151	$541	$167
Additions from new acquisitions	6	8	14	24
Assumed estimated acquisition earn-out payables	—	439	27	439
Disposals	—	—	(6)	—
Payments	(17)	(32)	(241)	(78)
Subtotal	299	566	335	552
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value	23	10	(22)	14
Interest expense accretion	4	1	15	4
Net change in earnings from estimated acquisition earn-out payables	27	11	(7)	18
Foreign currency translation adjustments	—	(2)	(2)	5
Balance as of September 30,	$326	$575	$326	$575

Of the $326 million of estimated acquisition earn-out payables as of September 30, 2026, $140 million was recorded as accounts payable and $186 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2026 was $214 million. The maximum future acquisition contingency payments totaled $369 million, excluding the uncapped earn-out payables, as of September 30, 2026.

NOTE 6 Goodwill

The balances and changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2026 are as follows:

(in millions)	Retail	Specialty Distribution	Total
Balance as of December 31, 2025	$9,173	$5,914	$15,087
Acquisitions	38	6	44
Adjustments during measurement period (1)	81	44	125
Disposals	(14)	—	(14)
Foreign currency translation adjustments	(45)	(9)	(54)
Balance as of September 30, 2026	$9,233	$5,955	$15,188
(1)
Provisional estimates of fair value of acquired assets and liabilities are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments to goodwill.

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Purchased customer accounts and other	$6,871	$(2,383)	$4,488	$6,852	$(2,037)	$4,815
Foreign currency translation adjustments	(26)	6	(20)	103	(12)	91
Total	$6,845	$(2,377)	$4,468	$6,955	$(2,049)	$4,906

Estimated amortization expense for intangible assets for each of the next five years is as follows:

(in millions)
2026 (Remainder)	$110
2027	425
2028	418
2029	401
2030	390
Thereafter	2,724
Total	$4,468

NOTE 8 Long-Term Debt

Long-term debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Current portion of long-term debt:
Current portion of 5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.50%, expires June 5, 2031	$13	$—
Current portion of 5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires October 27, 2026	—	169
4.600% senior notes, semi-annual interest payments, balloon due 2026	400	400
Current portion of 5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.525%, plus commitment fees up to 0.225%, expires October 27, 2026	—	100
Current portion of 5-year term loan facility expires 2027	—	50
Total current portion of long-term debt	413	719
Long-term debt:
4.700% senior notes, semi-annual interest payments, balloon due 2028	500	500
4.500% senior notes, semi-annual interest payments, balloon due 2029	350	350
4.900% senior notes, semi-annual interest payments, balloon due 2030	800	800
2.375% senior notes, semi-annual interest payments, balloon due 2031	700	700
4.200% senior notes, semi-annual interest payments, balloon due 2032	600	600
5.250% senior notes, semi-annual interest payments, balloon due 2032	500	500
5.650% senior notes, semi-annual interest payments, balloon due 2034	600	600
5.550% senior notes, semi-annual interest payments, balloon due 2035	1,000	1,000
4.950% senior notes, semi-annual interest payments, balloon due 2052	600	600
6.250% senior notes, semi-annual interest payments, balloon due 2055	1,000	1,000
Total notes	6,650	6,650
Credit agreements:
3-year term loan facility, periodic interest payments, SOFR plus up to 1.375%, expires June 5, 2029	250	—
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.50%, expires June 5, 2031	234	—
5-year term loan facility, periodic interest and principal payments, SOFR plus up to 1.750%, expires March 31, 2027	—	313
5-year revolving loan facility, periodic interest payments, SOFR plus up to 1.30%, plus commitment fees up to 0.20%, expires June 5, 2031	275	—
Total credit agreements	759	313
Unamortized portion of debt discounts related to note agreements (contra)	(16)	(18)
Debt issuance costs (contra)	(47)	(51)
Total long-term debt, less unamortized discount and debt issuance costs	7,346	6,894
Current portion of long-term debt	413	719
Total debt	$7,759	$7,613

Note agreements: On June 11, 2025, the Company entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (collectively, the “Notes Underwriters”), with respect to the offer and sale by the Company of $400 million principal amount of its 4.600% Senior Notes due 2026 (the “2026 Notes”), $500 million principal amount of its 4.700% Senior Notes due 2028 (the “2028 Notes”), $800 million principal amount of its 4.900% Senior Notes due 2030 (the “2030 Notes”), $500 million principal amount of its 5.250% Senior Notes due 2032 (the “2032 Notes”), $1,000 million principal amount of its 5.550% Senior Notes due 2035 (the “2035 Notes”) and $1,000 million principal amount of its 6.250% Senior Notes due 2055 (the “2055 Notes” and, together with the 2026 Notes, the 2028 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes, the “Notes”). The Company used the net proceeds of the offering of the Notes, together with the proceeds from the offering of shares of common stock and cash on hand, to fund the cash consideration payable under the Merger Agreement, and to pay fees and expenses associated with the foregoing. As of September 30, 2026 and December 31, 2025, the aggregate outstanding balance of these notes was $4,200 million exclusive of the associated discount balance.

The Company maintains notes from other issuances aggregating to a total outstanding debt balance of $2,850 million exclusive of the associated discount balance as of September 30, 2026 and December 31, 2025.

Credit agreements: On June 5, 2026, the Company entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, HSBC Bank USA, National Association, Citizens Bank, N.A., The Huntington National Bank, and Barclays Bank PLC as co-documentation agents. The Third Amended and Restated Credit Agreement amended and restated the credit agreement dated October 27, 2021, which amended and restated the prior credit agreement, terminated the Company's existing term loan facility, and refinanced the outstanding borrowings thereunder into new term loan facilities. The agreement increased revolving credit commitments from $800 million to $1.25 billion and extended the maturity date to June 5, 2031. The agreement also provides for a $250 million term loan due June 5, 2029 and a $250 million term loan due June 5, 2031. Total borrowings outstanding under the facilities were approximately $772 million as of September 30, 2026.

The Company is required to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2026 and December 31, 2025.

At September 30, 2026, the one month term SOFR Rate for the term loan due June 2029 and the term loan due June 2031 was 3.901%. The one month term SOFR Rate on the Revolving Credit Facility due June 2031 was 3.901% as of September 30, 2026.

Fair value information about financial instruments not measured at fair value

The following table presents liabilities that are not measured at fair value on a recurring basis:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long-term debt	$400	$399	$400	$402
Long-term debt	$6,633	$6,121	$6,632	$6,600

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

The balances and financial statement line item classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in millions)		September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease assets	$304	$269
Total assets		304	269
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	57	62
Non-current operating lease liabilities	Operating lease liabilities	279	243
Total liabilities		$336	$305

The components of lease cost for operating leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Operating leases:
Lease cost	$21	$18	$62	$48
Variable lease cost	2	1	7	4
Short-term lease cost	1	—	2	1
Operating lease cost	24	19	71	53
Sublease income	(1)	—	(2)	(1)
Total lease cost net	$23	$19	$69	$52

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2026 were:

Weighted average remaining lease term in years	6.5
Weighted average discount rate	4.3%

Maturities of the operating lease liabilities by fiscal year at September 30, 2026 for the Company's operating leases are as follows:

(in millions)	Operating leases
2026 (Remainder)	$21
2027	74
2028	66
2029	57
2030	49
Thereafter	130
Total undiscounted lease payments	397
Less: imputed interest	61
Present value of lease payments	$336

Supplemental cash flow information for operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$19	$19	$60	$53
Right-of-use assets obtained in exchange for new operating liabilities	$46	$15	$77	$30

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in millions)	2026	2025
Cash paid during the period for:
Interest	$248	$144
Income taxes, net of refunds	$167	$319

The increase in interest payments during the nine months ended September 30, 2026, was primarily attributable to higher outstanding debt balances incurred to finance the Accession acquisition completed during the third quarter of 2025.

The decrease in net income tax payments was due to $90 million paid during the nine months ended September 30, 2025, related to certain federal income tax payments previously deferred from 2024 due to Hurricanes Debby and Milton tax relief as well as a full year utilization of Accession limited tax attributes.

Significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in millions)	2026	2025
Other payables issued for acquisitions and purchased customer accounts	$(19)	$699
Estimated acquisition earn-out payables issued for acquisitions	$14	$24
Assumed acquisition earn-out payables	$27	$439
Common stock issued for acquisition	$—	$612
Note receivable recorded in connection with the sale of a business	$25	$—

The reconciliation of cash, cash equivalents and restricted cash inclusive of fiduciary cash is as follows:

	Balance as of September 30,
(in millions)	2026	2025
Cash and cash equivalents	$1,099	$1,190
Fiduciary cash	2,442	2,271
Restricted cash	271	263
Total cash, cash equivalents and restricted cash inclusive of fiduciary cash at the end of the period	$3,812	$3,724

The Company's restricted cash balances relate to amounts held in escrow in accordance with the Merger Agreement. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining cash in the escrow account will be released to the Accession equityholders. Restricted cash is presented within other assets in the Company's Condensed Consolidated Balance Sheets.

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

Brown & Brown conducts most of its operations within the U.S. International retail operations include businesses based in Bermuda, Canada, Cayman Islands, India, the Netherlands, Republic of Ireland and the United Kingdom; specialty distribution operations are in Belgium, Canada, France, Germany, Hong Kong, Italy, Malaysia, the Netherlands, Singapore, United Arab Emirates and the United Kingdom. These international operations earned $207 million and $196 million of total revenues for the three months ended September 30, 2026 and 2025, respectively and $698 million and $638 million of total revenues for the nine months ended September 30, 2026 and 2025, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

	Three months ended September 30, 2026
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$978	$739	$1,717
Reconciliation of revenues
Other (1)			8
Total consolidated revenues			$1,725
Less: (2)
Employee compensation and benefits	550	282
Other operating expenses	180	144
(Gain)/loss on disposal	—	—
Depreciation and amortization	76	51
Interest expense	7	10
Change in estimated acquisition earn-out payables	18	9
Segment Income before income taxes	$147	$243	$390
Reconciliation of income before income taxes
Other (1)			(70)
Consolidated Income before income taxes			$320

	Three months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$883	$681	$1,564
Reconciliation of revenues
Other (1)			42
Total consolidated revenues			$1,606
Less: (2)
Employee compensation and benefits	493	252
Other operating expenses	153	132
(Gain)/loss on disposal	—	—
Depreciation and amortization	74	32
Interest expense	(11)	9
Change in estimated acquisition earn-out payables	10	1
Segment Income before income taxes	$164	$255	$419
Reconciliation of income before income taxes
Other (1)			(108)
Consolidated Income before income taxes			$311
(1)
"Other" includes any income and expenses not allocated to reportable segments and corporate-related items.
(2)
Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Nine months ended September 30, 2026
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$3,134	$2,142	$5,276
Reconciliation of revenues
Other (1)			26
Total consolidated revenues			$5,302
Less: (2)
Employee compensation and benefits	1,678	828
Other operating expenses	533	425
(Gain)/loss on disposal	—	—
Depreciation and amortization	235	151
Interest expense	19	27
Change in estimated acquisition earn-out payables	(1)	(6)
Segment Income before income taxes	$670	$717	$1,387
Reconciliation of income before income taxes
Other (1)			(152)
Consolidated Income before income taxes			$1,235

	Nine months ended September 30, 2025
(in millions)	Retail	Specialty Distribution	Total
Total segment revenues	$2,487	$1,731	$4,218
Reconciliation of revenues
Other (1)			77
Total consolidated revenues			$4,295
Less: (2)
Employee compensation and benefits	1,326	653
Other operating expenses	395	321
(Gain)/loss on disposal	1	—
Depreciation and amortization	158	71
Interest expense	19	27
Change in estimated acquisition earn-out payables	13	5
Segment Income before income taxes	$575	$654	$1,229
Reconciliation of income before income taxes
Other (1)			(179)
Consolidated Income before income taxes			$1,050
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

The Company operates and/or participates in various ancillary insurance operations, including (1) reinsurance companies and stand-alone captives that assume underwriting risk; (2) series captive insurance companies (SCICs); (3) protected cell companies; (4) segregated account companies; (5) a quota share captive and (6) an excess of loss layer captive. These ancillary insurance operations facilitate additional underwriting capacity, generate incremental revenues and/or enable the Company to participate in certain underwriting results. The Company acquired certain of the insurance operations through the acquisition of Accession. Several of the newly acquired entities were consolidated after determining that they qualify as Variable Interest Entities ("VIEs"), and the Company is the primary beneficiary. These entities are required to follow the regulatory requirements of their respective domiciliary governments. Total assets and liabilities of the Company's consolidated VIE insurance operations included on the consolidated balance sheets were $908 million each, as of September 30, 2026. The assets of the consolidated VIE insurance operations can only be used to settle the obligations of the consolidated VIE insurance operations and the creditors and beneficiaries of the liabilities of the consolidated VIE insurance operations do not have recourse to the Company.

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

The effects of reinsurance on premiums written and earned are as follows:

	Nine months ended September 30, 2026
(in millions)	Written	Earned
WNFIC:
Direct	$871	$818
Ceded	(871)	(818)
Net premiums - WNFIC	—	—
Captives:
Direct	183	355
Assumed	141	173
Ceded	(246)	(471)
Net premiums - Captives	78	57
Net premiums - Total	$78	$57

WNFIC

All premiums written by the Company under NFIP are 100% ceded to FEMA, for which WNFIC received a 28.4% gross expense allowance from January 1, 2026 through September 30, 2026. For the same period, the Company ceded $869 million of written premiums to FEMA for NFIP policies and $2 million to highly rated carriers for excess flood policies.

As of September 30, 2026, the Condensed Consolidated Balance Sheets contained reinsurance recoverable of $126 million and prepaid reinsurance premiums of $607 million, which are related to the WNFIC business. For flood policies, there was no change in the balance in the reserve for losses and loss adjustment expense net of reinsurance recoverable during the period January 1, 2026 through September 30, 2026, as the Company's direct premiums written were 100% ceded to two reinsurers. The gross balance of the reserve for losses and loss adjustment expense for the WNFIC, excluding related reinsurance recoverable, as of September 30, 2026 was $126 million.

Captives

As of September 30, 2026, the Condensed Consolidated Balance Sheet contained the following balances related to the Captives: deferred acquisition costs of $16 million, prepaid reinsurance premiums of $201 million, reinsurance payable of $189 million, the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, of $561 million and unearned premiums of $296 million.

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

During the three months ended September 30, 2026, the Company repurchased an additional 3,630,098 shares for $250 million.

At September 30, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $650 million.

During the third quarter, the Company recorded approximately $6 million of excise tax associated with share repurchases as an increase to treasury stock, with no impact on the Company’s results of operations.

During the first quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on January 21, 2026 and paid on February 11, 2026 for a total of $57 million.

During the second quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on April 27, 2026 and paid on May 20, 2026 for a total of $56 million.

During the third quarter, the Company paid a dividend of $0.165 per share, which was approved by the board of directors on July 22, 2026 and paid on August 19, 2026 for a total of $56 million. On October 21, 2026, the board of directors approved a quarterly cash dividend of $0.18 per share to be paid on November 11, 2026.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the two discussions should be read together.

GENERAL

Company Overview — Third Quarter of 2026

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

We also earn Contingents, which are commissions based primarily on underwriting results, but in select situations may reflect additional considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are estimated and accrued throughout the year based on actual premiums written and knowledge, to the extent it is available, of losses incurred. Payments are primarily received in the first and second quarters of each subsequent underwriting year, based upon prior year(s) underwriting results, but may differ from the amount estimated and accrued due to the lack of complete visibility regarding loss information until they are received. Over the last three years, Contingents have averaged approximately 4.4% of total commissions and fee revenues.

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

For the three months ended September 30, 2026, our total commissions and fees growth rate was 9.7%. Our consolidated Organic Revenue increased by 1.2% and our Organic Revenue with Contingents growth rate was 1.5%.

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

Income before income taxes for the three months ended September 30, 2026 increased from the third quarter of 2025 by $9 million or 2.9%, driven by increased Contingents, leveraging our expense base, synergies realized from the acquisition of Accession, acquisitions completed in the past twelve months and the change in mark-to-market of escrow liability. This growth was partially offset by the change in estimated acquisition earn-out payables.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the third quarter of 2026, we acquired 736 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$1,620	$1,477	9.7%	$4,972	$4,022	23.6%
Profit-sharing contingent commissions	80	73	9.6%	262	161	62.7%
Investment and other income	25	56	(55.4%)	68	112	(39.3%)
Total revenues	1,725	1,606	7.4%	5,302	4,295	23.4%
EXPENSES
Employee compensation and benefits	857	793	8.1%	2,602	2,116	23.0%
Other operating expenses	307	276	11.2%	866	672	28.9%
(Gain)/loss on disposal	—	—	—%	—	1	(100.0%)
Amortization	110	93	18.3%	337	196	71.9%
Depreciation	18	14	28.6%	53	37	43.2%
Interest	100	100	—%	299	197	51.8%
Change in estimated acquisition earn-out payables	27	11	145.5%	(7)	18	(138.9%)
Mark-to-market of escrow liability	(14)	8	NMF	(83)	8	NMF
Total expenses	1,405	1,295	8.5%	4,067	3,245	25.3%
Income before income taxes	320	311	2.9%	1,235	1,050	17.6%
Income taxes	79	82	(3.7%)	278	251	10.8%
Net income before non-controlling interests	241	229	5.2%	957	799	19.8%
Less: Net income attributable to non-controlling interests	1	2		3	9
Net income attributable to the Company	$240	$227	5.7%	$954	$790	20.8%
Income Before Income Taxes Margin (1)	18.6%	19.4%		23.3%	24.4%
EBITDAC - Adjusted (2)	$597	$587	1.7%	$1,927	$1,594	20.9%
EBITDAC Margin - Adjusted (2)	34.6%	36.6%		36.3%	37.1%
Organic Revenue growth rate (2)	1.2%	3.5%		0.3%	4.6%
Organic Revenue with Contingents growth rate (2)	1.5%	4.2%		1.5%	5.9%
Employee compensation and benefits relative to total revenues	49.7%	49.4%		49.1%	49.3%
Other operating expenses relative to total revenues	17.8%	17.2%		16.3%	15.6%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including Contingents and earned premiums, for the three months ended September 30, 2026 increased $150 million to $1,700 million, or 9.7%, over the same period in 2025. Core commissions and fees revenue for the third quarter of 2026 increased $143 million or 9.7%, composed of: (i) $17 million of net new and renewal business, which reflected an overall Organic Revenue growth rate of 1.2%; (ii) $156 million from acquisitions that had no comparable revenues in the same period of 2025 and an offsetting decrease from (iii) $13 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months; (iv) $16 million related to the Litigation-Related Impact and (v) a decrease from the impact of Foreign Currency Translation of $2 million. Contingents for the third quarter of 2026 increased by $7 million, or 9.6%, compared to the same period in 2025. This increase was driven primarily by (i) improved underwriting results for our carrier partners, (ii) growth in premium volume and qualifying for certain Contingents that we did not qualify for in the prior year, (iii) recent acquisitions and (iv) our enhanced carrier engagement model. The Organic Revenue with Contingents growth rate was 1.5%.

Commissions and fees, including Contingents and earned premiums, for the nine months ended September 30, 2026, increased $1,051 million to $5,234 million, or 25.1%, over the same period in 2025. Core commissions and fees revenue for the nine months ended September 30, 2026 increased $950 million or 23.6%, composed of: (i) $10 million of net new and renewal business, which reflected an overall Organic Revenue growth rate of 0.3%; (ii) $985 million from acquisitions that had no comparable revenues in the same period of 2025; (iii) an increase from the impact of Foreign Currency Translation of $19 million and an offsetting decrease from (iv) $20 million related to commissions and fees revenue from businesses or books of business divested in the preceding twelve months and (v) $44 million related to the Litigation-Related Impact. Contingents for the nine months ended September 30, 2026 increased by $101 million, or 62.7%, compared to the same period in 2025. This increase was driven primarily by (i) improved underwriting results for our carrier partners, (ii) growth in premium volume and qualifying for certain Contingents that we did not qualify for in the prior year, (iii) recent acquisitions and (iv) our enhanced carrier engagement model. The Organic Revenue with Contingents growth rate was 1.5%.

Investment and Other Income

Investment and other income for the three months ended September 30, 2026 decreased $31 million from the same period in 2025. Investment and other income for the nine months ended September 30, 2026 decreased $44 million, from the same period in 2025. These decreases were driven substantially by $42 million of interest income generated by the proceeds of the Company's follow-on common stock offering and senior notes issuance in June 2025, held in preparation for the closing of the Company's acquisition of Accession, and to a lesser extent lower average interest rates, each partially offset by acquisitions that had no comparable investment and other income in the same period of 2025.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 49.7% for the three months ended September 30, 2026 as compared to 49.4% for the three months ended September 30, 2025, an increase of 8.1%, or $64 million. This increase included $78 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2025. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2026 and 2025 decreased by $14 million. This underlying employee compensation and benefits expense decrease was primarily related to: (i) lower non-cash stock-based compensation expense driven by the Company's performance; (ii) a decrease in claims costs within our self-insured health plan; (iii) a decrease in commissions, base compensation and bonuses resulting from the Litigation-Related Impact; (iv) the year-over-year decrease of approximately $18 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities; partially offset by (v) an increase in staff costs attributable to new hires and annual compensation increases.

Employee compensation and benefits expense as a percentage of total revenues was 49.1% for the nine months ended September 30, 2026 as compared to 49.3% for the nine months ended September 30, 2025, an increase of 23.0%, or $486 million. This increase included $522 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2025. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2026 and 2025 decreased by $36 million. This underlying employee compensation and benefits expense decrease was primarily related to: (i) lower non-cash stock-based compensation expense driven by the Company's performance; (ii) a decrease in claims costs within our self-insured health plan; (iii) a decrease in commissions, base compensation and bonuses resulting from the Litigation-Related Impact (iv) the year-over-year decrease of approximately $8 million in the value of deferred compensation liabilities driven by changes in the market prices of our deferred compensation plan, with such amount substantially offset within other operating expenses as we hold assets to fund these liabilities; partially offset by (v) an increase in staff costs attributable to new hires and annual compensation increases.

Other Operating Expenses

Other operating expenses represented 17.8% of total revenues for the third quarter of 2026, as compared to 17.2% for the third quarter of 2025. Other operating expenses for the third quarter of 2026 increased $31 million, or 11.2%, from the same period of 2025. This change includes: (i) $28 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2025; (ii) the year-over-year increase of approximately $18 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above and (iii) increased information technology-related costs; partially offset by (iv) a decrease in Acquisition/Integration Costs.

Other operating expenses represented 16.3% of total revenues for the nine months ended September 30, 2026, as compared to 15.6% for the nine months ended September 30, 2025. Other operating expenses for the first nine months of 2026 increased $194 million, or 28.9%, from the same period of 2025. This change includes: (i) $173 million of other operating expenses related to acquisitions that had no comparable costs in the same period of 2025; (ii) the year-over-year increase of approximately $8 million in the value of assets held to fund the associated liabilities within our deferred compensation plan, which was substantially offset within employee compensation and benefits, as noted above and (iii) increased information technology-related costs.

(Gain)/Loss on Disposal

Gain on disposal was zero for the third quarter of 2026 which was consistent with the third quarter of 2025. (Gain)/loss on disposal for the nine months ended September 30, 2026, increased $1 million from the nine months ended September 30, 2025. Although we do not routinely sell businesses or customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for adequate growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2026 increased $17 million, or 18.3%, compared to the third quarter of 2025. Amortization expense for the nine months ended September 30, 2026, increased $141 million, or 71.9%, compared to the nine months ended September 30, 2025. This change reflects the amortization of new intangibles from businesses acquired within the past twelve months, net of certain intangible assets becoming fully amortized or written off in the (Gain)/Loss on disposal.

Depreciation

Depreciation expense for the third quarter of 2026 increased $4 million, or 28.6%, compared to the third quarter of 2025. Depreciation expense for the nine months ended September 30, 2026 increased $16 million, or 43.2%, compared to the nine months ended September 30, 2025. Changes in depreciation expense reflect net additions of fixed assets resulting from businesses acquired in the past twelve months and the addition of fixed assets resulting from business initiatives, partially offset by the impact of fixed assets that became fully depreciated or written off in the gain or loss on disposal.

Interest Expense

Interest expense for the third quarter of 2026 was consistent with the third quarter of 2025. Interest expense for the nine months ended September 30, 2026 increased $102 million, or 51.8%, compared to the first nine months of 2025. The increase is due to higher debt resulting from a debt issuance in the second quarter of 2025 to fund the Transaction, which was partially offset by decreases in the floating rate benchmark used on our adjustable-rate debt.

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

As of September 30, 2026 and 2025, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820 - Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Change in fair value	$23	$10	$(22)	$14
Interest expense accretion	4	1	15	4
Net change in earnings from estimated acquisition earn-out payables	$27	$11	$(7)	$18

For the three months and nine months ended September 30, 2026, the fair value of estimated earn-out payables was re-evaluated and resulted in an increase of $23 million and a decrease of $22 million, respectively, which generated charges and credits, respectively, to the Condensed Consolidated Statements of Income. These adjustments were primarily related to revised estimates for companies acquired in the Transaction.

As of September 30, 2026, estimated acquisition earn-out payables totaled $326 million, of which $140 million was recorded as accounts payable and $186 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2026 and 2025 was 24.7% and 26.4%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2026 and 2025 was 22.5% and 23.9%, respectively. The decrease for the three and nine months ended September 30, 2026 was driven by the non-taxable treatment of the mark-to-market of escrow liability.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended September 30, 2026 and 2025, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended September 30, 2026 and 2025, including by segment, are as follows:

2026	Retail (1)		Specialty Distribution		Total
(in millions)	2026	2025	2026	2025	2026	2025
Commissions and fees	$969	$877	$731	$673	$1,700	$1,550
Total change	$92		$58		$150
Total growth %	10.5%		8.6%		9.7%
Contingents	$(24)	$(18)	$(56)	$(55)	$(80)	$(73)
Core commissions and fees	$945	$859	$675	$618	$1,620	$1,477
Acquisitions	(91)		(65)		(156)
Dispositions		(10)		(3)		(13)
Foreign Currency Translation		(1)		—		(1)
Litigation-Related Impact		(16)		—		(16)
Organic Revenue (2)	$854	$832	$610	$615	$1,464	$1,447
Organic Revenue growth (2)	$22		$(5)		$17
Organic Revenue growth rate (2)	2.6%		(0.8)%		1.2%

Organic Contingents	$17	$18	$62	$55	$79	$73
Organic Revenue with Contingents (2)	$871	$850	$672	$670	$1,543	$1,520
Organic Revenue with Contingents growth (2)	$21		$2		$23
Organic Revenue with Contingents growth rate (2)	2.5%		0.3%		1.5%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the three months ended September 30, 2025 and 2024, including by segment, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the three months ended September 30, 2025 and 2024, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$877	$639	$673	$516	$1,550	$1,155
Total change	$238		$157		$395
Total growth %	37.2%		30.4%		34.2%
Contingents	$(18)	$(8)	$(55)	$(19)	$(73)	$(27)
Core commissions and fees	$859	$631	$618	$497	$1,477	$1,128
Acquisitions	(210)		(97)		(307)
Dispositions		(3)				(3)
Foreign Currency Translation		4		1		5
Litigation-Related Impact		—		—		—
Organic Revenue (2)	$649	$632	$521	$498	$1,170	$1,130
Organic Revenue growth (2)	$17		$23		$40
Organic Revenue growth rate (2)	2.7%		4.6%		3.5%

Organic Contingents	$7	$7	$38	$29	$45	$36
Organic Revenue with Contingents (2)	$656	$639	$559	$527	$1,215	$1,166
Organic Revenue with Contingents growth (2)	$17		$32		$49
Organic Revenue with Contingents growth rate (2)	2.7%		6.1%		4.2%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the nine months ended September 30, 2026 and 2025, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the nine months ended September 30, 2026 and 2025, including by segment, are as follows:

2026	Retail (1)		Specialty Distribution		Total
(in millions)	2026	2025	2026	2025	2026	2025
Commissions and fees	$3,112	$2,474	$2,122	$1,709	$5,234	$4,183
Total change	$638		$413		$1,051
Total growth %	25.8%		24.2%		25.1%
Contingents	(80)	(40)	(182)	(121)	(262)	(161)
Core commissions and fees	$3,032	$2,434	$1,940	$1,588	$4,972	$4,022
Acquisitions	(597)		(388)		(985)
Dispositions		(12)		(8)		(20)
Foreign Currency Translation		16		3		19
Litigation-Related Impact		(44)		—		(44)
Organic Revenue (2)	$2,435	$2,394	$1,552	$1,583	$3,987	$3,977
Organic Revenue growth (2)	$41		$(31)		$10
Organic Revenue growth rate (2)	1.7%		(2.0)%		0.3%

Organic Contingents	$49	$39	$164	$122	$213	$161
Organic Revenue with Contingents (2)	$2,484	$2,433	$1,716	$1,705	$4,200	$4,138
Organic Revenue with Contingents growth (2)	$51		$11		$62
Organic Revenue with Contingents growth rate (2)	2.1%		0.6%		1.5%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue and Organic Revenue with Contingents, both non-GAAP financial measures, for the nine months ended September 30, 2025 and 2024, and the growth rates for Organic Revenue and Organic Revenue with Contingents for the nine months ended September 30, 2025 and 2024, including by segment, are as follows:

2025	Retail (1)		Specialty Distribution		Total
(in millions)	2025	2024	2025	2024	2025	2024
Commissions and fees	$2,474	$2,086	$1,709	$1,459	$4,183	$3,545
Total change	$388		$250		$638
Total growth %	18.6%		17.1%		18.0%
Contingents	(40)	(30)	(121)	(80)	(161)	(110)
Core commissions and fees	$2,434	$2,056	$1,588	$1,379	$4,022	$3,435
Acquisitions	(312)		(117)		(429)
Dispositions		(10)		—		(10)
Foreign Currency Translation		9		2		11
Litigation-Related Impact		—		—		—
Organic Revenue (2)	$2,122	$2,055	$1,471	$1,381	$3,593	$3,436
Organic Revenue growth (2)	$67		$90		$157
Organic Revenue growth rate (2)	3.3%		6.5%		4.6%

Organic Contingents	$38	$30	$116	$73	$154	$103
Organic Revenue with Contingents (2)	$2,160	$2,085	$1,587	$1,454	$3,747	$3,539
Organic Revenue with Contingents growth (2)	$75		$133		$208
Organic Revenue with Contingents growth rate (2)	3.6%		9.1%		5.9%

(1) The Retail segment includes commissions and fees reported as “Other” in the Segment Information table in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2) A non-GAAP financial measure.

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the three months ended September 30, 2026, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$978	$739	$8	$1,725
Income before income taxes	147	243	(70)	320
Income Before Income Taxes Margin(1)	15.0%	32.9%	NMF	18.6%
Amortization	65	45	—	110
Depreciation	11	6	1	18
Interest	7	10	83	100
Change in estimated acquisition earn-out payables	18	9	—	27
EBITDAC(2)	248	313	14	575
EBITDAC Margin(2)	25.4%	42.4%	NMF	33.3%
(Gain)/loss on disposal	—	—	—	—
Acquisition/Integration Costs	27	7	2	36
Mark-to-market of escrow liability	—	—	(14)	(14)
EBITDAC - Adjusted(2)	$275	$320	$2	$597
EBITDAC Margin - Adjusted(2)	28.1%	43.3%	NMF	34.6%

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

NMF = Not a meaningful figure

The reconciliation of income before income taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and EBITDAC - Adjusted, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, and EBITDAC Margin - Adjusted, a non-GAAP measure, for the nine months ended September 30, 2026, including by segment, is as follows:

(in millions)	Retail	Specialty Distribution	Other	Total
Total Revenues	$3,134	$2,142	$26	$5,302
Income before income taxes	670	717	(152)	1,235
Income Before Income Taxes Margin(1)	21.4%	33.5%	NMF	23.3%
Amortization	204	133		337
Depreciation	31	18	4	53
Interest	19	27	253	299
Change in estimated acquisition earn-out payables	(1)	(6)	—	(7)
EBITDAC(2)	923	889	105	1,917
EBITDAC Margin(2)	29.5%	41.5%	NMF	36.2%
(Gain)/loss on disposal	—	—	—	—
Acquisition/Integration Costs	68	19	6	93
Mark-to-market of escrow liability	—	—	(83)	(83)
EBITDAC - Adjusted(2)	$991	$908	$28	$1,927
EBITDAC Margin - Adjusted(2)	31.6%	42.4%	NMF	36.3%

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

Financial information relating to our Retail segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$945	$859	10.0%	$3,032	$2,436	24.5%
Profit-sharing contingent commissions	24	18	33.3%	80	40	100.0%
Investment and other income	9	6	50.0%	22	11	100.0%
Total revenues	978	883	10.8%	3,134	2,487	26.0%
EXPENSES
Employee compensation and benefits	550	493	11.6%	1,678	1,326	26.5%
Other operating expenses	180	153	17.6%	533	395	34.9%
(Gain)/loss on disposal	—	—	—%	—	1	100.0%
Amortization	65	66	(1.5%)	204	139	46.8%
Depreciation	11	8	37.5%	31	19	63.2%
Interest	7	(11)	(163.6%)	19	19	—%
Change in estimated acquisition earn-out payables	18	10	80.0%	(1)	13	(107.7%)
Total expenses	831	719	15.6%	2,464	1,912	28.9%
Income before income taxes	$147	$164	(10.4%)	$670	$575	16.5%
Income Before Income Taxes Margin (1)	15.0%	18.6%		21.4%	23.1%
EBITDAC - Adjusted (2)	$275	$247	11.3%	$991	$776	27.7%
EBITDAC Margin - Adjusted (2)	28.1%	28.0%		31.6%	31.2%
Organic Revenue growth rate (2)	2.6%	2.7%		1.7%	3.3%
Organic Revenue with Contingents growth rate (2)	2.5%	2.7%		2.1%	3.6%
Employee compensation and benefits relative to total revenues	56.2%	55.8%		53.5%	53.3%
Other operating expenses relative to total revenues	18.4%	17.3%		17.0%	15.9%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail segment’s total revenues for the three months ended September 30, 2026 increased 10.8%, or $95 million, as compared to the same period in 2025, to $978 million. The $86 million increase in core commissions and fees revenue was driven by: (i) approximately $91 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase of $21 million related to net new and renewal business; (iii) an offsetting decrease from the impact of Foreign Currency Translation of $1 million; (iv) an offsetting decrease of $10 million related to commissions and fees recorded in 2025 from businesses since divested; and (v) an offsetting decrease of $16 million related to the Litigation-Related Impact. Contingents for the third quarter of 2026 increased $6 million to $24 million, as compared to the same period in 2025. This increase was due to acquisitions completed within the last twelve months. The Retail segment’s total commissions and fees increased by 10.5%. The Organic Revenue growth rate was 2.6% and the Organic Revenue with Contingents growth rate was 2.5% for the third quarter of 2026. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth on renewals of existing customers.

Income before income taxes for the three months ended September 30, 2026 decreased 10.4%, or $17 million, as compared to the same period in 2025, to $147 million. The primary factors driving this decrease were: (i) an increase in intercompany interest expense; (ii) an increase in estimated acquisition earn-out payables; (iii) Acquisition/Integration Costs; and (iv) an increase in depreciation expense; partially offset by (v) the profit associated with the net increase in revenue as described above.

EBITDAC - Adjusted for the three months ended September 30, 2026 increased 11.3%, or $28 million, as compared to the same period in 2025, to $275 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2026 increased to 28.1% from 28.0% in the same period in 2025. The change in EBITDAC Margin - Adjusted was primarily driven by: (i) acquisition synergy realization; and (ii) leveraging our expense base.

The Retail segment’s total revenues for the nine months ended September 30, 2026 increased 26.0%, or $647 million, as compared to the same period in 2025, to $3,134 million. The $596 million increase in core commissions and fees revenue was driven by: (i) approximately $597 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; (ii) an increase of $41 million related to net new and renewal business; (iii) an increase from the impact of Foreign Currency Translation of $16 million; (iv) an offsetting decrease of $12 million related to commissions and fees recorded in 2025 from businesses since divested; and (v) an offsetting decrease of $44 million related to the Litigation-Related Impact. Contingents for the nine months of 2026 increased 100.0%, or $40 million, as compared to the same period in 2025, to $80 million. This increase was due to acquisitions completed within the last twelve months and qualifying for Contingents this year that we did not qualify for in the prior year. The Retail segment’s total commissions and fees increased by 25.7%. The Organic Revenue growth rate was 1.7% and the Organic Revenue with Contingents growth rate was 2.1% for the first nine months of 2026. The Organic Revenue growth rate was driven by net new business written during the preceding twelve months and growth from renewals of existing customers.

Income before income taxes for the nine months ended September 30, 2026 increased 16.5%, or $95 million, as compared to the same period in 2025, to $670 million. The primary factors driving this increase were: (i) a decrease in estimated acquisition earn-out payables; and (ii) the profit associated with the net increase in revenue as described above, partially offset by (iii) an increase in depreciation expense; (iv) an increase in amortization expense; and (v) Acquisition/Integration Costs.

EBITDAC - Adjusted for the nine months ended September 30, 2026 increased 27.7%, or $215 million, as compared to the same period in 2025, to $991 million. EBITDAC Margin - Adjusted for the nine months ended September 30, 2026 increased to 31.6% from 31.2% in the same period in 2025. The increase in EBITDAC Margin - Adjusted was primarily driven by: (i) increased Contingents; (ii) leveraging our expense base; and (iii) lower compensation as a result of employee departures associated with the Litigation-Related Impact.

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

Approximately 81% of the Specialty Distribution segment’s commissions and fees revenue is commission based.

Financial information relating to our Specialty Distribution segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except percentages)	2026	2025	% Change	2026	2025	% Change
REVENUES
Core commissions and fees	$675	$618	9.2%	$1,940	$1,588	22.2%
Profit-sharing contingent commissions	56	55	1.8%	182	121	50.4%
Investment and other income	8	8	—%	20	22	(9.1)%
Total revenues	739	681	8.5%	2,142	1,731	23.7%
EXPENSES
Employee compensation and benefits	282	252	11.9%	828	653	26.8%
Other operating expenses	144	132	9.1%	425	321	32.4%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	45	27	66.7%	133	57	133.3%
Depreciation	6	5	20.0%	18	14	28.6%
Interest	10	9	11.1%	27	27	—%
Change in estimated acquisition earn-out payables	9	1	NMF	(6)	5	NMF
Total expenses	496	426	16.4%	1,425	1,077	32.3%
Income before income taxes	$243	$255	(4.7)%	$717	$654	9.6%
Income Before Income Taxes Margin (1)	32.9%	37.4%		33.5%	37.8%
EBITDAC - Adjusted (2)	$320	$299	7.0%	$908	$759	19.6%
EBITDAC Margin - Adjusted (2)	43.3%	43.9%		42.4%	43.8%
Organic Revenue growth rate (2)	(0.8%)	4.6%		(2.0%)	6.5%
Organic Revenue with Contingents growth rate (2)	0.3%	6.1%		0.6%	9.1%
Employee compensation and benefits relative to total revenues	38.2%	37.0%		38.7%	37.7%
Other operating expenses relative to total revenues	19.5%	19.4%		19.8%	18.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Specialty Distribution segment’s total revenues for the three months ended September 30, 2026 increased 8.5%, or $58 million, as compared to the same period in 2025, to $739 million. The $57 million increase in core commissions and fees revenue was driven by: (i) approximately $65 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; partially offset by: (ii) a $5 million decrease in net new business, renewal business, and fee revenues; and (iii) a $3 million decline in core commission and fees revenue from dispositions that had no comparable revenues in the same period of 2026. Contingents for the third quarter of 2026 increased approximately $1 million as compared to the third quarter of 2025.

The Specialty Distribution segment’s total commissions and fees increased by 8.6%, with Organic Revenue decreasing 0.8% and Organic Revenue with Contingents increasing 0.3% for the three months ended September 30, 2026. The Organic Revenue with Contingents growth was driven by: (i) increased Contingents; (ii) net new and retained business; and (iii) exposure unit expansion; which were partially offset by (iv) declining rates on catastrophe ("CAT") property.

Income before income taxes for the three months ended September 30, 2026 decreased 4.7%, or $12 million, as compared to the same period in 2025, to $243 million due to: (i) increased amortization expense; (ii) an increase in estimated acquisition earn-out payables; (iii) Acquisition/Integration Costs; (iv) increased depreciation expense; and (v) increased intercompany interest expense; partially offset by (vi) the growth of EBITDAC - Adjusted described below.

EBITDAC - Adjusted for the three months ended September 30, 2026 increased 7.0%, or $21 million, from the same period in 2025, to $320 million. EBITDAC Margin - Adjusted for the three months ended September 30, 2026 decreased to 43.3% from 43.9% in the same period in 2025. EBITDAC Margin - Adjusted decreased due to: (i) the decline in Organic Revenue; and (ii) investments to increase our capabilities in Europe; partially offset by: (iii) the increase in Contingents.

The Specialty Distribution segment’s total revenues for the nine months ended September 30, 2026 increased 23.7%, or $411 million, as compared to the same period in 2025, to $2,142 million. The $352 million increase in core commissions and fees revenue was driven by: (i) approximately $388 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2025; and (ii) an increase from the impact of Foreign Currency Translation of $3 million; partially offset by: (iii) a $31 million decrease in net new business, renewal business, and fee revenues; and (iv) an $8 million decline in core commission and fees revenue from dispositions that had no comparable revenues in the same period of 2026. Contingents for the nine months ended September 30, 2026 increased approximately $61 million, or by 50.4%, as compared to the same period in 2025. This increase is a result of favorable loss ratios and to a lesser extent acquisitions completed in the past twelve months.

The Specialty Distribution segment’s total commissions and fees increased by 24.2% with Organic Revenue decreasing 2.0% and Organic Revenue with Contingents increasing 0.6%, for the nine months ended September 30, 2026. The Organic Revenue with Contingents growth was driven by: (i) increased Contingents; (ii) net new and retained business; and (iii) exposure unit expansion; which were partially offset by (iv) declining rates on CAT property.

Income before income taxes for the nine months ended September 30, 2026 increased 9.6%, or $63 million to $717 million, from the same period in 2025. Income before income taxes increased due to: (i) the growth of EBITDAC - Adjusted described below; and (ii) a decrease in estimated acquisition earn-out payables; partially offset by: (iii) increased amortization expense; (iv) Acquisition/Integration Costs; and (v) increased depreciation expense.

EBITDAC - Adjusted for the nine months ended September 30, 2026 increased 19.6%, or $149 million to $908 million, as compared to the same period in 2025. EBITDAC Margin - Adjusted for the nine months ended September 30, 2026 decreased to 42.4% from 43.8% in the same period in 2025. EBITDAC Margin - Adjusted decreased due to: (i) the decline in Organic Revenue; and (ii) investments to increase our capabilities in Europe; partially offset by: (iii) the increase in Contingents; and (iv) disciplined expense management.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” line items in the Segment Information table include any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low, and we have been able to grow and invest in our business through a combination of cash that has been generated from operations, the disciplined use of debt and the issuance of equity as part of the purchase price consideration to acquire certain businesses. We have the ability to utilize our Revolving Credit Facility under the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”), which as of September 30, 2026 provided additional capacity for up to $975 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility will be sufficient to satisfy its normal liquidity needs, including principal payments on our long-term debt, for the next twelve months and in the long term.

The Revolving Credit Facility contains an expansion option for up to an additional $1,000 million of borrowing capacity, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1,975 million of incremental borrowing capacity as of September 30, 2026.

Cash and cash equivalents totaled $1,099 million at September 30, 2026 reflecting an increase of $20 million from the $1,079 million balance at December 31, 2025. This increase was primarily driven by previously acquired businesses.

Operating Cash Flows

Our operating cash flows are primarily derived from the net income generated during the period adjusted for non-cash expenses, which include depreciation, amortization, changes in estimated acquisition earn-out payables, mark-to-market escrow liability, non-cash stock-based compensation and deferred income taxes while excluding gains and losses on sales/disposals of investments, businesses, fixed assets and customer accounts, payments on acquisition earn-outs in excess of original estimated payables and changes in working capital which relate primarily to the timing of payments of accrued liabilities and receipts of receivables from commissions and fees related to our revenues. Our ratio of current assets to current liabilities was 1.14 and 1.04 for September 30, 2026 and December 31, 2025, respectively.

Cash flows generated from operating activities totaled $1,140 million and $1,006 million for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $134 million. Operating cash flows generated in 2026 included $957 million from net income before non-controlling interests with $498 million of non-cash adjustments, offset by $315 million from changes in working capital. The growth in cash from operations is primarily due to higher earnings, including the contribution from acquired businesses, partially offset by changes in working capital and higher acquisition-related earn-out payments.

Investing Cash Flows

Cash flows used for investing activities were $125 million and $7,701 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $7,576 million.

Acquisitions

During the nine months ended September 30, 2026, the Company completed 18 acquisitions (including book purchases) and paid $41 million net of cash acquired, and including cash and cash equivalents held in a fiduciary capacity. Net cash paid for acquisitions decreased $7,618 million in the nine months ended September 30, 2026, from $7,659 million during the same period in 2025 primarily due to the acquisition of Accession in the prior-year period.

Dispositions

The Company received $3 million from the sale of businesses, fixed assets and customer accounts during the nine months ended September 30, 2026, compared to $10 million proceeds received in the same period in 2025. The decrease is attributed to smaller sales of businesses in the current period.

Capital Expenditures

Capital expenditures amounted to $77 million and $48 million in the nine months ended September 30, 2026 and 2025, respectively, and included purchases of furniture and fixtures, leasehold improvements related to office moves and hardware and software purchases related to information technology investments.

Financing Cash Flows

Net cash flows used in financing activities totaled $989 million and net cash flows provided by financing activities totaled $7,851 million in the nine months ended September 30, 2026 and 2025, respectively. The year-over-year change was primarily driven by the proceeds from the Company's follow-on common stock offering and senior notes issuance in June 2025 which were used to acquire Accession in 2025, and current-year share repurchases and deferred contingent consideration payments in 2026.

Fiduciary Receivables and Liabilities

Fiduciary cash represents funds in the Company's possession collected from customers to be remitted to insurance companies and funds from insurance companies to be distributed to insureds for the settlement of claims or refunds. The net change in fiduciary cash is represented by the net change in fiduciary liabilities and fiduciary receivables and is presented as cash flows from financing activities in the statement of cash flows. Changes in fiduciary receivables and liabilities resulted in net cash used in financing activities of $14 million and $145 million in the nine months ended September 30, 2026 and 2025, respectively.

Acquisition Earn-outs

Deferred contingent consideration payments totaled $241 million and $78 million during the nine months ended September 30, 2026 and 2025, respectively, including $199 million and $77 million, respectively, classified as financing activities related to acquisition earn-outs associated with original acquisition-date estimates.

Dividends

During the nine months ended September 30, 2026 and 2025, the Company paid cash dividends of $169 million and $137 million, respectively, an increase of $32 million, or 23.4%. On October 21, 2026, the Board of Directors approved a quarterly cash dividend of $0.18 per share to be paid on November 11, 2026.

Debt

Net cash proceeds from long-term debt totaled $141 million in the nine months ended September 30, 2026, compared to net cash proceeds of $3,936 million in the same period of 2025.

Total debt at September 30, 2026 was $7,759 million net of unamortized discount and debt issuance costs, which was an increase of $146 million compared to December 31, 2025. The increase includes the drawdown of $225 million on the Revolving Credit Facility and the amortization of discounted debt related to our various unsecured senior notes and debt issuance cost amortization of $8 million, offset by $84 million of payments on outstanding term loan and Revolving Credit Facility balances and an additional $3 million of deferred financing costs associated with the Third Amended and Restated Credit Agreement.

On June 5, 2026, the Company entered into the Third Amended and Restated Credit Agreement with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Truist Bank and BMO Bank N.A. as co-syndication agents, and U.S. Bank National Association, Fifth Third Bank, National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, HSBC Bank USA, National Association, Citizens Bank, N.A., The Huntington National Bank, and Barclays Bank PLC as co-documentation agents. The Third Amended and Restated Credit Agreement amended and restated the credit agreement dated October 27, 2021, which amended and restated the prior credit agreement, terminated the Company's existing term loan facility, and refinanced the outstanding borrowings thereunder into new term loan facilities. The agreement increased revolving credit commitments from $800 million to $1.25 billion and extended the maturity date to June 5, 2031. The agreement also provides for a $250 million term loan due June 5, 2029 and a $250 million term loan due June 5, 2031. Total borrowings outstanding under the facilities were approximately $772 million as of September 30, 2026.

During the nine months ended September 30, 2026, the Company made $6 million of scheduled principal payments on its Second Amended and Restated Credit Agreement term loan. On June 5, 2026, the remaining $163 million outstanding under the term loan was refinanced and consolidated into the Third Amended and Restated Credit Agreement.

During the nine months ended September 30, 2026, the Company repaid $25 million of principal related to the Term Loans issued under the Term A-2 Loan Commitment (“Term A-2 Loans”). Upon execution of the Third Amended and Restated Credit Agreement on June 5, 2026, the remaining $338 million outstanding was refinanced and consolidated into the new credit facility.

During the first quarter, the Company drew $225 million on the Revolving Credit Facility in connection with a share repurchase program. The Company has repaid $50 million of the balance as of June 30, 2026. There is an outstanding balance of $275 million on the Revolving Credit Facility as of September 30, 2026.

During the three months ended September 30, 2026, the Company made a $3 million scheduled principal payment on the five-year term loan under the Third Amended and Restated Credit Agreement.

Common Stock

On February 12, 2026, the Company entered into an accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $250 million of the Company's common stock. The program ended on March 9, 2026 and during the period, the Company received a total of 3,574,890 shares of the Company's common stock.

During the three months ended June 30, 2026, the Company repurchased an additional 4,279,712 shares for $250 million.

During the three months ended September 30, 2026, the Company repurchased an additional 3,630,098 shares for $250 million.

At September 30, 2026, the remaining amount authorized by our board of directors for share repurchases was approximately $650 million.

Contractual Cash Obligations

As of September 30, 2026, our contractual cash obligations were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$7,822	$413	$1,140	$1,969	$4,300
Other liabilities (1)	859	35	597	42	185
Operating leases	412	78	131	95	108
Interest obligations	4,047	374	694	562	2,417
Maximum future acquisition contingent payments (2)	583	208	375	—	—
Total contractual cash obligations (3)	$13,723	$1,108	$2,937	$2,668	$7,010

(1)
Includes the escrow liability which is included within “Other Long-Term Liabilities” issued in connection with the Transaction. The liability reflects the fair value of shares and cash held in escrow to secure certain indemnification obligations of the Accession equityholders related to businesses that are in run-off or discontinued. Once all claims related to certain indemnification matters described in the Merger Agreement are resolved, the remaining amount in the escrow account will be released to the equityholders. The Company believes this escrow, plus other available funds, is sufficient to cover any potential costs associated with those specified matters subject to indemnification under the Merger Agreement. The fair value of the escrow liability is remeasured at each reporting date, with changes recognized in earnings. The timing and amount of any future settlement remains subject to the achievement of contractual milestones and may vary from the amounts disclosed. The value as of September 30, 2026, was $541 million.
(2)
Includes $326 million of current and non-current estimated acquisition earn-out payables. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate. Certain acquisition agreements include provisions with no maximum potential earn-out amount. The amount recorded for these acquisitions as of September 30, 2026 is $214 million.

(3)
Does not include approximately $60 million of current liability for a dividend of $0.18 per share approved by the Board of Directors on October 21, 2026 to be paid on November 11, 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. Treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair value of our invested assets at September 30, 2026 and December 31, 2025 approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2026, we had $772 million outstanding under the Third Amended and Restated Credit Agreement tied to the Secured Overnight Financing Rate (“SOFR”). These agreements bear interest on a floating basis and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

The majority of our international operations do not have material transactions in currencies other than their functional currency which would expose the Company to transactional currency rate risk. We are subject to translation exchange rate risk having businesses operating outside of the U.S. in the following functional currencies, British pounds, Canadian dollar, euros and, to a lesser extent, other currencies. Based upon our foreign currency rate exposure as of September 30, 2026, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2026. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2026, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs (2)(3)
July 1, 2026 to July 31, 2026	50,483	$69.35	—	$900
August 1, 2026 to August 31, 2026	1,759,121	71.61	1,758,756	774
September 1, 2026 to September 30, 2026	1,872,408	66.26	1,871,342	650
Total	3,682,012	$68.86	3,630,098	$650

(1)
A total of (a) 51,914 shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted stock awards and restricted stock units under our 2019 Stock Incentive Plan, and (b) 3,630,098 shares reported in this column were repurchased at an average price per share of $68.87 for a total cost of $250 million.
(2)
On July 18, 2014, the board of directors authorized the repurchase of up to $200 million of the Company's shares of common stock, on July 20, 2015, the board of directors authorized the repurchase of an additional $400 million of the Company's shares of common stock, on May 1, 2019, the board of directors approved an additional repurchase authorization amount of $373 million and on October 22, 2025, the board of directors approved an additional $1,251 million increase to our existing share repurchase authorization, bringing the total remaining repurchase capacity at that time to approximately $1,500 million. After completing these open market repurchases, the Company’s outstanding board approved share repurchase authorization as of September 30, 2026, was approximately $650 million. Between January 1, 2014 and September 30, 2026, the Company repurchased a total of approximately 32 million shares for an aggregate cost of approximately $1,598 million.
(3)
Dollar values stated in millions.

ITEM 5. Other Information

During the third quarter of 2026, none of the Company’s officers or directors adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Amended and Restated Articles of Incorporation of the Company (adopted January 18, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 19, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 19, 2023).

10.1*†	Transition Agreement, dated August 10, 2026, by and between the Registrant and P. Barrett Brown.**

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

* Filed herewith

** Management Contract or Compensatory Plan or Arrangement

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 26, 2026	R. Andrew Watts
Executive Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer)